Form 10-Q
period 1995-08-31
FRESH JUICE CO INC
filed 1995-10-17
CIK 802354

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                           -------------------------

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1995
Commission file No. 0-15320

                         The Fresh Juice Company, Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                          11-2771046
      ----------------------------------      -----------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)


           350 Northern Boulevard
            Great Neck, New York                       11021
      ----------------------------------      -----------------------
           (Address of principal                     (Zip Code)
             Executive offices)

Registrant's telephone number, including area code (516) 482-5190

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  / X /             No  /   /

The number of shares of $.01 par value Common Stock outstanding as of October 13, 1995 was 3,550,062.

                         THE FRESH JUICE COMPANY, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                     AUGUST 31, 1995 AND NOVEMBER 30, 1994


                                 (FORM 10 - Q)

                         THE FRESH JUICE COMPANY, INC.
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                     August 31, 1995 and November 30, 1994

                                  (Unaudited)

            Assets                               1995           1994
            ------                               ----           ----
Current assets:
Cash and cash equivalents                    $ 1,001,267      1,739,584
   Investments - available for sale               59,090        592,116
   Trade accounts receivable                     703,173        679,392
   Inventories                                 2,408,095      1,373,712
   Note receivable                                30,000        120,000
   Income taxes receivable                            --         70,494
   Other                                           8,919         16,521
                                             -----------      ---------
         Total current assets                  4,210,544      4,591,819

Property, building and equipment, at cost:
   Land                                           30,000             --
   Building                                      597,155             --
   Equipment                                     435,660        307,226
   Molds                                         182,553        169,048
   Automobiles                                   103,058         81,065
   Construction in progress                      600,000             --
                                             -----------      ---------
                                               1,948,426        557,339

   Less accumulated depreciation                 493,430        433,429
                                             -----------      ---------
                                               1,454,996        123,910
                                             -----------      ---------

Investments - available for sale                  92,313             --
Note receivable                                  140,000        140,000
Trademark and patent, net of accumulated
  amortization of $45,107 at August 31,
  1995 and $43,781 at  November 30, 1994           1,744          3,070
                                             -----------      ---------

                                             $ 5,899,597      4,858,799
                                             -----------      ---------
                                             -----------      ---------

         Liabilities and Shareholders' Equity
         ------------------------------------
Current liabilities:
   Accounts payable                              445,307         13,546
   Accrued expenses                              140,520        457,654
   Income taxes payable                          162,375             --
   Other                                           5,312          8,408
                                             -----------      ---------
         Total current liabilities               753,514        479,608
                                             -----------      ---------

Note payable                                     475,000             --

Shareholders' equity:
   Series preferred stock, par value $10.
      Authorized 200,000 shares; none
      issued                                          --             --
   Common stock, par value $.01.
      Authorized 5,000,000 shares;
      issued 3,762,000 shares;
      outstanding 3,550,062 shares at
      August 31, 1995 and 3,554,862
      shares at November 30, 1994                 37,620         37,620
   Additional paid-in capital                  2,396,490      2,396,490
   Retained earnings                           2,520,266      2,218,441
                                             -----------      ---------
                                               4,954,376      4,652,551

   Less cost of common shares held in
      treasury:
      211,938 shares at August 31, 1995
         and 207,138 shares at
         November 30, 1994                       283,293        273,360
                                             -----------      ---------
         Total shareholders' equity            4,671,083      4,379,191
                                             -----------      ---------

                                             $ 5,899,597      4,858,799
                                             -----------      ---------
                                             -----------      ---------

See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                               AND SUBSIDIARIES

           Consolidated Statements of Earnings and Retained Earnings

                  Nine months ended August 31, 1995 and 1994

                                  (Unaudited)

                                               1995            1994
                                               ----            ----
Net sales                                  $ 7,423,025      5,921,129
Cost of goods sold                           4,777,568      3,436,690
                                           -----------      ---------
                                             2,645,457      2,484,439

Selling, general and administrative
   expenses                                  2,234,608      1,695,923
                                           -----------      ---------

      Earnings from operations                 410,849        788,516

Interest income                                 93,264         63,487
Other                                           36,581         (1,691)
                                           -----------      ---------

      Earnings before income taxes             540,694        850,312

Income taxes                                   238,869        311,471
                                           -----------      ---------

      Net earnings                             301,825        538,841

Retained earnings, beginning of period       2,218,441      1,829,603
                                           -----------      ---------

Retained earnings, end of period           $ 2,520,266      2,368,444
                                           -----------      ---------
                                           -----------      ---------

Net earnings per common share              $       .08            .15
                                           -----------      ---------
                                           -----------      ---------

Weighted average number of shares
   outstanding                             $ 3,612,287      3,619,900
                                           -----------      ---------
                                           -----------      ---------


See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                               AND SUBSIDIARIES

           Consolidated Statements of Earnings and Retained Earnings

                  Three months ended August 31, 1995 and 1994

                                  (Unaudited)

                                            1995           1994
                                            ----           ----
Net sales                               $ 2,279,190      2,095,488
Cost of goods sold                        1,400,921      1,278,449
                                        -----------      ---------
                                            878,269        817,039

Selling, general and administrative
   expenses                                 773,785        523,435
                                        -----------      ---------

      Earnings from operations              104,484        293,604

Interest income                              39,778         19,296
Other                                        11,468          1,459
                                        -----------      ---------

      Earnings before income taxes          155,730        314,359

Income taxes                                 79,025        111,135
                                        -----------      ---------

      Net earnings                           76,705        203,224

Retained earnings, beginning of
   period                                 2,443,561      2,165,220
                                        -----------      ---------

Retained earnings, end of period        $ 2,520,266      2,368,444
                                        -----------      ---------
                                        -----------      ---------

Net earnings per common share           $       .02            .06
                                        -----------      ---------
                                        -----------      ---------

Weighted average number of shares
   outstanding                          $ 3,622,416      3,616,391
                                        -----------      ---------
                                        -----------      ---------


See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                  Nine months ended August 31, 1995 and 1994

                                  (Unaudited)


                                                    1995           1994
                                                    ----           ----
Cash flows from operating activities:
   Net earnings                                 $   301,825       538,841
   Adjustments to reconcile net earnings to
      net cash used in operating activities:
         Depreciation and amortization               60,001        36,648
         (Gain) loss on sale of investments         (14,680)        3,150
         Changes in assets and liabilities:
            Decrease (increase) in trade
              accounts receivable                   (23,781)       57,829
            Increase in inventories              (1,034,383)   (1,039,110)
            Decrease (increase) in other
              current assets                          8,928       (44,813)
            Increase in other assets                     --      (307,000)
            Increase in accounts payable            431,761        76,931
            Decrease in accrued expenses           (317,134)     (160,352)
            Increase (decrease) in income
              taxes payable                         232,869      (305,929)
            (Decrease) increase in other
              current liabilities                    (3,096)        3,588
                                                -----------    ----------
               Net cash used in operating
                 activities                        (357,690)   (1,140,217)
                                                -----------    ----------

Cash flows from investing activities:
   Installments from note receivable                 90,000            --
   Decrease in investments                          455,393       400,268
   Acquisitions of property, building and
     equipment                                     (916,087)      (16,978)
                                                -----------    ----------

               Net cash provided by (used in)
                  investing activities             (370,694)      383,290
                                                -----------    ----------

Cash flows from financing activities:
   Purchase of Treasury Stock                        (9,933)           --
                                                -----------    ----------

               Net cash used in financing
                  activities                         (9,933)           --
                                                -----------    ----------

               Net decrease in cash                (738,317)     (756,927)

Cash at beginning of period                       1,739,584     1,740,639
                                                -----------    ----------

Cash at end of period                           $ 1,001,267       983,712
                                                -----------    ----------
                                                -----------    ----------

Supplemental Schedule of Noncash Financing Activities:

The Company purchased a building for $625,000 of which $150,000 was paid in cash and $475,000 is payable pursuant to a secured mortgage held by the seller.

See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                     August 31, 1995 and November 30, 1994

                                  (Unaudited)



(1) The accompanying consolidated financial statements include the accounts of The Fresh Juice Company, Inc. and its subsidiaries (the Company) and have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of earnings and cash flows at August 31, 1995, and for all periods presented have been made. All material intercompany accounts and transactions have been eliminated. From October 1994 through August 1995, the Company sold and distributed organic produce through its wholly-owned subsidiary, Fresh Pik't Natural Foods, Inc. As of December 1, 1994, the Company adopted Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and
        Equity Securities".

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's November 30, 1994 consolidated financial statements and the Company's February 28, 1995 Form 10-Q. The results of operations for the period ended August 31, 1995 are not necessarily indicative of the operating results which may be achieved for the full year.

      Certain reclassifications were made to conform the prior years consolidated financial statements to the 1995 presentation.

(2)   Inventories

      Inventories at August 31, 1995 and November 30, 1994 consist of the following:

                            1995          1994
                            ----          ----
Packaging materials      $   150,562      50,755
Finished goods             2,257,533   1,322,957
                         -----------   ---------
                         $ 2,408,095   1,373,712
                         -----------   ---------
                         -----------   ---------

                         THE FRESH JUICE COMPANY, INC.
                               AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                Results of Operations and Financial Conditions

                Three months ended August 31, 1995 compared to
                      three months ended August 31, 1994


Results of Operations

Net sales for the quarter ended August 31, 1995 increased to $2,279,190, or 9% more than the corresponding quarter of the preceding year primarily as a result of the distribution of organic produce by the Company beginning in October 1994.

Gross profit for the quarter ended August 31, 1995 increased to $878,269 from $817,039 in the corresponding quarter of the preceding year due to the distribution of organic produce by the Company beginning in October 1994.

Selling, general and administrative expenses for the quarter ended August 31, 1995 increased 48% to $773,785 over the corresponding quarter of the preceding year due to the increased sales of organic produce by the Company beginning in October 1994, as well as expenses associated with the start-up of its manufacturing operations based in Florida.

                 Nine months ended August 31, 1995 compared to
                       nine months ended August 31, 1994

Results of Operations

Net sales for the nine months ended August 31, 1995 increased to $7,423,025, or 25% more than the corresponding nine months of the preceding year primarily as a result of the distribution of organic produce by the Company beginning in

October 1994.

Gross profit for the nine months ended August 31, 1995 increased to $2,645,457 from $2,484,439 in the corresponding nine months of the preceding year due to the distribution of organic produce by the Company beginning in October 1994. The decrease in gross margin from 42% in 1994 to 36% in 1995 was primarily the result of an increase in the cost of juice products.

Selling, general and administrative expenses for the nine months ended August 31, 1995 increased 32% to $2,234,608 over the corresponding nine months of the preceding year due to the increased sales of organic produce by the Company beginning in October 1994, as well as expenses associated with the start-up of its manufacturing operations based in Florida.

Liquidity

The Company had working capital of $3,457,030 at August 31, 1995 compared to $4,112,211 at November 30, 1994. The Company requires capital to support the level of inventory required to meet current demand as well as expected future increases in demand for its product. During the 1995 harvesting season, which ends in August 1995, the Company believes it is processing sufficient product to meet its current demand. Additional financing may be required to support levels of inventory required to meet future demand. A lack of availability of quality fruit and higher cost of citrus would hamper the Company's ability to maintain its rate of growth and its gross margin.

In August 1995, the Company purchased land and a building in the amount of $625,000 for the purpose of manufacturing juice products. The Company financed $475,000 of the purchase through a secured mortgage

                         THE FRESH JUICE COMPANY, INC.
                               AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Results of Operations and Financial Conditions, Continued



held by the seller, the remaining $150,000 was paid from available working capital. The Company has begun refurbishment of the building with total contract costs estimated at $2,500,000 of which $600,000 has been expended as of August 31, 1995. The Company expects to finance the balance of these costs through the use of working capital and a term loan with a financial institution.

Inflation

The Company believes that its business is not affected by inflation to any extent greater than that of the general economy.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE FRESH JUICE COMPANY, INC.



Date:   October 16, 1995               By:        /s/ Steven Smith
                                          ----------------------------------
                                          Steven Smith
                                          Chairman of the Board, President
                                            and Chief Executive Officer



Date:   October 16, 1995               By:        /s/ Kathy Siegel
                                          ----------------------------------
                                          Kathy Siegel
                                          Treasurer (principal financial
                                            officer and principal accounting
                                            officer)