Form 10KSB40
period 1995-11-30
FRESH JUICE CO INC
filed 1996-02-28
CIK 802354

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                             FORM 10-KSB

/x/ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 (Fee required)
    For the fiscal year ended November 30, 1995

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
    For the transition period from _________ to _________.

Commission file number 0-15320

                       THE FRESH JUICE COMPANY, INC.
              (Name of Small Business Issuer in Its charter)

               Delaware                              11-2771046
     (State or Other Jurisdiction of              (I.R.S. Employer
     Incorporation or Organization)            Identification Number)

       350 Northern Boulevard, Great Neck, New York       11021
         (Address of Principal Executive Offices)       (Zip Code)

Registrant's telephone number including area code:  (516) 482-5190

Securities registered pursuant to Section 12(b) of the  Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.01 par value
                             (Title of class)

                              --------------

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  X    No_____

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year:  $9,219,184.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): $5,297,040 (based on the average of the closing bid and asked prices ($2.52) of the Common Stock of the Company quoted on the NASDAQ System on February 21, 1996).

     State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date: 3,550,062 (as of February 21, 1996).

                   DOCUMENTS INCORPORATED BY REFERENCE

                                   None.

                          TABLE OF CONTENTS

                                                                 Page
                                                                 ----
PART I

Item 1  - Description of Business . . . . . . . . . . . . . . . .
Item 2  - Description of Property . . . . . . . . . . . . . . . .
Item 3  - Legal Proceedings . . . . . . . . . . . . . . . . . . .
Item 4  - Submission of Matters to a Vote of Security-Holders . .

PART II

Item 5  - Market for Common Equity and Related
           Stockholder Matters  . . . . . . . . . . . . . . . . .
Item 6  - Management's Discussion and Analysis or Plan
           of Operation . . . . . . . . . . . . . . . . . . . . .
Item 7  - Financial Statements  . . . . . . . . . . . . . . . . .
Item 8  - Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure  . . . . . . . . .

PART III

Item 9  - Directors, Executive Officers, Promoters
           and Control Persons; Compliance with Section 16(a)
           of the Exchange Act  . . . . . . . . . . . . . . . . .
Item 10 - Executive Compensation  . . . . . . . . . . . . . . . .
Item 11 - Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . .
Item 12 - Certain Relationships and Related Transactions  . . . .
Item 13 - Exhibits, Lists and Reports on Form 8-K . . . . . . . .

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .

                               PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

        The Fresh Juice Company, Inc. (the "Company") was incorporated in the State of New York on July 5, 1985. Immediately prior to the closing of the Company's initial public offering on November 19, 1986, the Company was merged into its wholly-owned Delaware subsidiary so as to relocate its state of incorporation.

        The Company produces, markets and sells fresh and frozen "fresh squeezed" Florida orange juice, grapefruit juice, fresh pressed apple juice and other non-carbonated beverages under the brand names "Just Pik't(R), "Fresh Pik't(R)" and "Florida Pik't(R)". The majority of the juice produced by the Company is orange juice. The organization of the Company followed two years of research and development on a molded plastic bottle with a tamper resistant safety seal, and a process that would allow freshly squeezed juice to be frozen and sold inside the bottle. Market research performed by the Company indicated that there was a market for "superpremium" orange juice and that consumers prefer the taste of Just Pik't(R) compared to juice that has been pasteurized or is sold in concentrate form.

        The Company owns a plant in Winter Haven, Florida to produce and bottle juice beverages (the "Florida Plant"). The Company also has an agreement with a major juice processing facility in Florida to produce and bottle juice. In April, 1986 the Company began to market Just Pik't(R) in the New York metropolitan area; it and other products are presently being sold in numerous supermarket chains and to other food distributors throughout the United States. The Company also markets its products internationally, principally in Canada.

The Florida Plant

        On August 3, 1995, the Company acquired the Florida
Plant, a vacant 70,000 square foot warehouse formerly utilized as a flavor processing facility. The Company acquired such facility from Universal Flavors, Inc. for an aggregate purchase price of $625,000, of which $150,000 was paid in cash on August 3, 1995 and the remaining $475,000 is payable pursuant to a mortgage note having a three year maturity and bearing interest at the rate of seven per cent per annum. The mortgage note is secured by a purchase money mortgage on the Florida Plant, which mortgage is held by the seller of the Florida Plant.

        The budgeted cost of renovating and equipping the Florida Plant is approximately $2,300,000. As of the date hereof the Florida Plant is fully operational while certain remaining renovations and capital expenditures are being completed. As of November 30, 1995, $1,437,887 had been expended on the Florida
Plant. Upon completion, the Company will have financed approximately $1,200,000 of such cost from working capital. In September, 1995, The Fresh Juice Company of Florida, Inc. (the "Fresh Juice Company of Florida"), a wholly-owned subsidiary of the Company, which operates and maintains the Florida Plant, entered into a loan agreement with Chemical Bank in the aggregate principal amount of $1,100,000 (the "Chemical Loan") to finance the remaining cost of renovating and equipping the Florida Plant. Of the aggregate $1,100,000 borrowed under the Chemical Loan, approximately $250,000 was used to finance certain leasehold improvements to the Florida Plant and approximately $850,000 was used to finance the purchase of machinery and equipment. The Chemical Loan accrues interest at a rate equal to the prime lending rate offered by Chemical Bank plus 1/2 of 1%. Principal on the Chemical Loan is payable in 48 equal monthly installments commencing on October 31, 1996. Prior to such date only monthly payments of interest are due and payable. The Chemical Loan shall mature on September 30, 2000. The Chemical Loan may be prepaid, in whole or in part, at any time without penalty. The Chemical Loan contains certain restrictions regarding the ability of the Company and the Fresh Juice Company of Florida to, among other things, incur additional indebtedness, grant liens, make capital expenditures in excess of $200,000 in any year (other than with respect to the Florida Plant), sell or transfer its assets, consolidate or merge with another corporation, and declare or pay dividends. In addition, the Chemical Loan provides that the Company and its subsidiaries must maintain certain minimum debt service and leverage ratios, and a certain minimum tangible net worth. The Chemical Loan is secured by a first priority security interest in all equipment, including, but not limited to, machinery and furniture and fixtures of the Company and Fresh Juice Company of Florida. In addition, the Company has guaranteed the repayment of all amounts due Chemical Bank under the Chemical Loan.

        The Company designed the Florida Plant to be capable of producing fresh squeezed juice, fresh frozen juice and pasteurized juice, in addition to other juice-based beverages should the Company, if ever, decide to produce additional juice beverages.
All processing in the Florida Plant is performed under refrigerated and sanitary conditions. The Company believes that the Florida Plant is one of the first facilities capable of producing such variety of juices under completely refrigerated conditions. Each segment of the production process is separate and distinct with separate extraction rooms, filling rooms, blending room and a separate spiral freeze system for the fresh frozen juice.

        The Company believes that one of the most critical elements of producing quality fresh squeezed juice is the proper sorting of fruit to eliminate any fruit that would create impurities in such juice. The Company believes that the Florida Plant is one of the first facilities equipped with a pre- and post-screening system designed to eliminate impure fruit from reaching the extraction process. The Florida Plant is equipped with a laboratory designed to provide an additional measure of quality control to assist in the Company's goal of providing optimal flavor and shelf life for its customers.

The Market

        Processed orange juice generates sales in the United States in excess of three billion dollars per year. The market is currently divided principally between chilled pasteurized orange juice (which constitutes a majority of the market) and frozen concentrate. The Company believes that a superpremium fresh squeezed juice can obtain a profitable market share by virtue primarily of the taste of fresh squeezed juice.

        A number of companies produce chilled pasteurized orange juice, including "Tropicana(R)", which is marketed as a premium product. Although certain products, such as milk, require pasteurization to destroy any harmful bacteria, citrus juices do not contain such bacteria. Pasteurization is used instead to increase shelf life, since chilled juices will ferment between seven to fourteen days after bottling. However, because pasteurization involves cooking or heating the juice, the natural flavor and aroma of the juice is adversely affected. Further, as a nutritional matter, pasteurizing orange juice destroys valuable nutrients, and when sold in cartons, the juice loses its Vitamin C value while it is awaiting sale and in the consumer's refrigerator.

        The production of frozen concentrate also involves cooking or heating, resulting in an adverse effect on the natural flavor and aroma of the juice. In addition, concentration involves the removal of water, resulting in a product containing a large percentage of sugar, thereby making it difficult to freeze completely. In order to eliminate this freezing problem, a natural element in the juice, pectinesterase (an enzyme which produces pectin), is eliminated, and when the concentrate is reconstituted there is a watery texture.

        While in the past refrigerated fresh squeezed juice, which was neither frozen nor pasteurized, was produced in relatively small quantities in Florida, such juice usually became unsalable within 10 days of production, or sooner if not kept under optimum conditions. Therefore, prohibitively rapid distribution and consumption was required. Further, during the non-harvesting months of the year, the taste quality of the juice usually declined because of the inaccessibility of quality oranges.

        As a result of the consumer demand for fresh squeezed orange juice remaining unsatisfied, certain retail food stores attempt to squeeze and bottle their own juice. Typically, such endeavors fail to produce a consistent result as it is difficult for such stores either to obtain quality juice oranges or to monitor the quality of the oranges they receive. In addition, the juice machines often squeeze the rind, resulting in a bitter, oily taste.

        The Company has overcome this problem in the past by squeezing juice only during the harvesting season and freezing enough juice to meet demand for the entire year. The Company engages in this procedure with respect to its "Just Pik't(R)" line of juices, but for its "Fresh Pik't(R)" line of non-frozen juices the Company believes that it can place Florida fruit in cold storage allowing for a completely Florida fresh juice product year round. The Company's standards for frozen fresh squeezed juice require the use of a mature fruit containing a lower acid factor (the percentage of natural fructose sugar compared to the percentage of acid) and a higher solid content (everything except water contained in the fruit).

The Product

        "Just Pik't(R)", which is non-pasteurized and frozen shortly after squeezing, retains the aroma, taste and texture of freshly squeezed juice, as well as its nutritional value for an indefinite period. In addition, frozen juice can be stored so that fruit does not need to be squeezed during the non-maturing months or when the fruit does not meet the Company's standards.

        A key factor in the ability to produce a commercially viable frozen juice product is the container. The bottle and process have been patented by the Company and are designed to permit the bottle to expand when the contents are frozen and to contract when the contents are thawed. For marketing purposes, the bottle is designed so that it will not bulge when frozen and so that it is attractive enough to be sold at retail. The Company also believes that its packaging is attractive to consumers because it may be considered to be "environmentally friendly" in contrast with conventional fruit juice packaging. "Just Pik't(R)" containers are made of no. 2 high-density polyethylene plastic which may be recycled by commonly used plastic recycling systems, in contrast to conventional retail citrus juice packaging, which usually consists of a multi-element paper carton that is not recyclable by commonly used systems.

        As a result of the acquisition of the Florida Plant, the Company has recently created various new line extensions to its existing product base. Recently, various of the Company's existing customers have begun to request a line of organic juices. As a result, the Company has recently begun to sell organic fresh squeezed frozen juices produced at the Florida Plant under the "Florida Pik't(R)" label. In addition the Company is in the process of preparing to market organic pasteurized juices under the "Florida Pik't(R)" label, which the Company believes will be one of the few organic not from concentrate juices currently being sold in the market place. The Company believes that the Florida Plant is one of the few facilities capable of producing organic pasteurized juices. For its food service customers for whom shelf life is not a concern due to rapid turnover of product, the Company provides fresh non-frozen juices under the "Fresh Pik't(R)" label as well as fresh squeezed lemon and lime juices.

        The Company presently sells frozen fresh squeezed juice in the one liter size as well as a single serve size citrus juice in 1/4 liter (8.45 fluid ounce) and 1/3 liter (11.26 fluid ounce) sizes. Non-frozen juices are sold in gallons, half gallons, quarts and 12 ounce sizes. The Company has expanded its product line to also include single serve containers of other non-carbonated beverages.

        In addition to its current product line, the Company is preparing to produce and market antioxidant, vitamin enriched and banana-based 100% juice products. The Company is also developing bar mix drinks such as daiquiri mix, margarita mix and pina colada mix. No assurances can be given as to when or which products the Company may ultimately choose to produce and market, if ever.

Marketing and Advertising

        "Just Pik't(R)" is currently sold in numerous supermarket chains in the New York area and other major markets throughout the United States. The Company's marketing of "Just Pik't(R)" and its other products are intended to emphasize their taste and nutritional value. The Company is developing brand recognition for "Just Pik't(R)" as a superpremium fresh squeezed juice, and is utilizing its brand recognition to market other frozen juices as well as other product line extensions.

Distribution

        Prior to the acquisition of the Florida Plant, "Just
Pik't(R)" was shipped by the Company from its Florida processor using unaffiliated trucking companies to independent distributors throughout the United States. As a result of the acquisition of the Florida Plant, more shipping will originate out of such facility thereby providing for increased control and flexibility over the distribution process.

        The Company sells "Just Pik't(R)" directly to either supermarket-owned or independent warehouse distributors that distribute to supermarkets, institutions or retail outlets. No customer accounts for more than 10% of the Company's total revenues.

        In 1995, the Company ceased operations of its subsidiary, Fresh Pik't Natural Foods, Inc., which, among other things, sold and distributed certain organic produce.

National Accounts

        Following the acquisition of the Florida Plant, the Company will seek to develop national account relationships.

        In December 1995, the Company entered into a manufacturing and distribution agreement with Sun Orchard, Inc., a privately-held Arizona based fresh juice company. The agreement calls for the Company to produce, market, and distribute, on behalf of Sun Orchard, Inc., fresh juices to currently designated customers, such as Marriott Hotels and Starbucks
Coffee Company locations, with others possibly in the future.

        The Company intends to develop additional national accounts either alone or in conjunction with a joint venture partner. No assurances, however, can be given as to when, if ever, or with which customers the Company may be able to obtain additional nation accounts.

Production

        As of January 1996, the Company's production of product is taking place at the Florida Plant. In addition, the Company has entered into a four year co-packing agreement with a major juice processing plant located in Florida. Such co-packing agreement may be renewed or cancelled by either party after notice. Charges under such agreement are based upon the seasonal costs of juice solids of comparable orange juice in Florida plus a charge for processing. The bottling machinery located at the co-packer is owned by the Company.


Seasonality

        Generally, the Company does not believe that its business is seasonal in terms of the consumer's demand for orange juice. However, there is a harvest season in Florida which typically extends for five to six months during which the quality of oranges that the Company uses in its juice are available. After that period, the Company had not processed additional fruit until the next season and the Company needed to project the expected demand for its products during the harvesting season.

        While the harvest season for the "Just Pik't(R)" line of frozen fresh squeezed juice extends for five to six months, the Florida Plant is expected to operate year round. The extra capacity of the Florida Plant during the months when such plant is not producing "Just Pik't(R)" will be utilized to continue producing "Fresh Pik't(R)" non-frozen juices by placing Florida fruit in cold storage therefore allowing for fresh squeezed juice to be squeezed year round. In addition, the Company plans to produce lemon and lime juices, antioxidants, vitamin enriched and banana-based drinks, and bar mix drinks during the non-harvesting season. The Company will further seek to maximize the use of the Florida Plant by extracting pasteurized products into drums during the harvesting season and packing such pasteurized juice during the non-harvesting season. This procedure would be performed for the Company's "Florida Pik't(R)" line extension of organic pasteurized juices, as well as other pasteurized juices in the event the Company determines in the future to produce such other juices.

        Although it can give no assurances, the Company expects the 1996 orange crop to be of exceptional flavor and in sufficient supply to meet its orders.

Government Regulations

        The Company and its co-packer in Florida are subject to certain regulations of federal, state and local government authorities regarding distribution and sale of food products. Although the Company believes that it currently has all material government permits, licenses, qualifications and approvals for its operations, there can be no assurance that the Company will be able to continue to comply with or maintain the same.

        The State of Florida and the United States Department of Agriculture undertake an extensive inspection and sampling program of Florida citrus fruit before and during processing in an effort to maintain the quality and good name of Florida citrus products. The Company believes that this program provides it with an excellent means of quality control for its product.

        The Company believes that it is in compliance with all environmental regulations affecting its operations.

Competition

        The market for orange juice is highly competitive and is dominated by major companies such as The Coca Cola Company ("Minute Maid(R)") and Seagram of Canada ("Tropicana(R)"), although presently the major orange juice companies are primarily involved in the production of chilled pasteurized juice and frozen concentrate.
The Company has received a patent on its container and on the functional process of selling a frozen container with frozen freshly squeezed juice. The Company believes that it competes effectively with its competitors on the basis of quality.

Patents and Proprietary Protection

        The Company was granted U.S. Patent No. 4,816,273 on
March 28, 1989 related to a process for preparing a frozen whole juice product which upon defrosting has the taste and nutritional content of freshly squeezed whole juice, the process including filling a self-supporting bottle-like container with the whole juice. The U.S. Patent and Trademark Office recently reissued this patent with a broader claim coverage under RE 35038. The trademarks "Just Pik't(R)", "Fresh Pik't(R)" and "Florida Pik't(R)" have been registered by the Company in the U.S. Patent and Trademark Office and with appropriate agencies in various foreign countries.

Raw Material

        The only ingredient used to produce "Just Pik't(R)", "Fresh Pik't(R)" and "Florida Pik't(R)" orange and grapefruit juice is fresh Florida citrus fruit. A lack of availability of quality fruit and higher cost of citrus would hamper the Company's ability to maintain its rate of growth and its gross margin. The Company has expanded its product line to other non-carbonated beverages which to some extent will provide the Company with flexibility in the event that the price of a certain fruit should be dramatically increased.

        Although it can give no assurances, in 1996 the Company expects to expand its product line to other food products in order to lessen its reliance on citrus fruits.

        The Company's containers are made of plastic and are manufactured by a major "blow molding" manufacturer. The Company owns the molds that are used to make the bottles and the machines that fill the bottles and apply the tamper evident caps. As there are several major independent plastic bottle manufacturers, the Company does not believe that it is dependent upon this manufacturer for the production of the bottles.

Employees and Consultants

        The Company currently has ten full-time and three part-time employees at its headquarters in Great Neck, New York, and 40 employees at the Florida Plant, some of whom are seasonal workers. The Company believes that this number of employees is sufficient to operate the Company, because the Company engages independent contractors for production, distribution and marketing services. The Company's employees are not represented by a labor union.

ITEM 2. DESCRIPTION OF PROPERTY.

        The Company leases approximately 1,000 square feet of office space for its New York headquarters located at 350 Northern Boulevard, Great Neck, New York for an aggregate current yearly rental of approximately $22,496. The lease terminates in November, 1997. Such lease may be terminated by the Company on six months notice.

        The Florida Plant, located at 1000 American Superior Boulevard, Winter Haven, Florida, consists of a 70,000 square foot facility on four acres; 20,000 square feet of which consists of either chilled or freezer space. The Florida Plant contains the first spiral quick freeze systems in the citrus industry. For additional information regarding the Florida Plant, see "Item 1 - Description of Business -- The Florida Plant".

        The Company believes that it has adequate insurance for its office space in Great Neck, New York and the Florida Plant.

        The Company does not, and has no intent to, make investments in real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities. The acquisition and renovation of the Florida Plant was for the purpose of facilitating the operations of the business. The Company does not, and has no intent to, invest in real estate solely for investment purposes.

ITEM 3. LEGAL PROCEEDINGS.

        There are no material legal proceedings to which the Company is a party or to which any of its property is subject.


ITEM 4. SUBMISSION OF MATTERS TO
        A VOTE OF SECURITY-HOLDERS.

        No matters have been submitted to a vote of security-holders during the fourth quarter of the 1995 fiscal year.

                               PART II

ITEM 5. MARKET FOR COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock, $.01 par value, is traded in the over-the-counter market under the symbol "FRSH". Price quotations are available through the NASDAQ system. The following tabulation sets forth the high and low bid price quotations by quarter as reported by the National Quotation Bureau, Inc. The prices shown in the tabulation reflect inter-dealer prices, do not include retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                         CLOSING BID         CLOSING ASK

1995                     High      Low       High      Low
----                     ----      ---       ----      ---
Fourth fiscal quarter    $2-3/4    $1-1/2    $3.00     $1-11/16
Third fiscal quarter     $3-1/2    $2-3/8    $3-3/4    $2-3/4
Second fiscal quarter    $2-7/16   $1-7/8    $2-3/4    $2.00
First fiscal quarter     $2.00     $1-3/4    $2-1/8    $1-15/16

                         CLOSING BID         CLOSING ASK

1994                     High      Low       High      Low
----                     ----      ---       ----      ---
Fourth fiscal quarter    $2-5/8    $1-1/8    $2-7/8    $1-13/16
Third fiscal quarter     $3-3/16   $2-1/6    $3-7/16   $2-1/2
Second fiscal quarter    $3-7/8    $2-1/2    $4-1/8    $3-4/16
First fiscal quarter     $4-5/16   $3-3/8    $4-1/2    $3-5/8

        The Company does not pay any dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company plans to retain its future earnings, if any, to finance the growth and development of its operations.

        On February 21, 1996, the closing bid quotation as reported on the NASDAQ system was $2-15/32. As of February 21, 1996, there were approximately 154 holders of record of the Company's common stock.

        During fiscal year ended November 30, 1995, the Company purchased 4,800 shares of its common stock for its treasury. The
Company may purchase additional shares during the remainder of the 1996 fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION
        AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

Year Ended November 30, 1995 Compared to Year Ended November 30, 1994

   Net sales increased from $8,171,803 in 1994 to $9,219,184 in 1995 primarily as a result of the distribution of organic produce by the Company during 1995.

   Gross profit increased from $3,007,997 in 1994 to $3,183,701 in 1995 as a result of the increase in sales volume. The decrease in gross margin from 36.8% in 1994 to 34.5% in 1995 is attributable to increases in cost of product, as well as the distribution of organic produce during 1995, which generates lower margins than the Company's juice products.

   Selling, general and administrative expenses increased from $2,451,055 in 1994 to $2,820,356 in 1995 primarily due to the salary and other operating expenses associated with the sales of organic produce by the Company during 1995 offset by a reduction in professional fees.

Year Ended November 30, 1994 Compared to Year Ended November 30, 1993

   Net sales decreased from $8,265,588 in 1993 to $8,171,803 in 1994, which management believes is resultant from lower levels of promotional activities.

   Gross profit decreased from $3,625,848 in 1993 to $3,007,997 in 1994 as a result of the decrease in sales volume and decrease in gross margin. The gross margin has decreased from 43.8% to 36.8% primarily due to an increase in the cost of product.

   Selling, general and administrative expenses increased from $2,367,523 in 1993 to $2,451,055 in 1994 primarily due to increased trucking, warehouse, advertising and promotional costs.

Liquidity and Capital Resources

   The Company had working capital of $3,919,590 at November 30, 1995 compared to $4,112,211 at November 30, 1994. The Company requires capital to support the level of inventory required to meet current demand as well as expected future increases in demand for its product. The Company believes it processed sufficient product to meet its current demand during the 1995 harvesting season, which ended August 1995. A lack of availability of quality fruit and higher cost of citrus would hamper the Company's ability to maintain its rate of growth and its gross margin.

   In August 1995, the Company purchased land and a vacant building in the amount of $625,000 for the purpose of manufacturing juice products. The Company financed $475,000 of the purchase through a mortgage note, secured by the land and building, maturing in August 1998 and bearing interest at 7.0% per annum. The remaining $150,000 was paid from available working capital. The Company began refurbishment of the building with total contract costs estimated at $2,300,000 of which $1,437,887 has been expended as of November 30, 1995. The Company entered into a term loan for $1,100,000 with a bank to finance certain leasehold improvements and purchases of machinery and equipment. The term loan bears interest at the bank's prime rate plus 1/2 of 1% and matures on September 30, 2000. This term loan is secured by all equipment of the Company.

   In addition, the Company maintains a $1,500,000 line of credit with Chemical Bank which expires on May 31, 1996. As of the date hereof, the Company has not borrowed any amounts under such line of credit.

Inflation

   The Company believes that its business is not affected by inflation to any extent greater than that of the general economy.

Recent Accounting Pronouncements

   The Financial Accounting Standards Board (FASB) has issued
       Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement
       121), in March 1995. Under Statement 121, the Company is required to assess the recoverability and carrying amount of long-lived assets, certain identifiable intangible assets and goodwill related to those assets, whenever events or changes in circumstances indicate impairment. Statement 121 provides the methodology for the measurement of such impairment to be recognized in the financial statements. The provisions of Statement 121 are effective for financial statements for fiscal years beginning after December 15, 1995 and earlier adoption is permitted. The provisions of Statement 121 must be implemented by the Company no later than fiscal year 1997. The effect of initially applying these provisions shall be reported in the period in which the recognition criteria are first applied and met or in the case of long-lived assets held for disposal, as the cumulative effect of a change in accounting principle at the date of adoption. The Company believes that the implementation will not have a material impact on the Company's consolidated financial position.

   The FASB has issued Statement No.123, Accounting for Stock-Based
       Compensation (Statement 123), in October 1995. Under Statement 123, the Company is required to choose either the new fair value method or the current intrinsic value method of accounting for its stock-based compensation arrangements. Using the fair value method, the Company would measure the compensation cost recognized in the consolidated financial statements based upon the estimated fair value of the stock-based compensation arrangements as of the date they are granted. The intrinsic value method, under APB Opinion No.25, Accounting for Stock Issued to Employees (APB 25), requires the recognition of compensation cost only if the exercise price of options is less than the market value of the underlying stock on the measurement date. The Company will continue to account for all employee stock-based compensation plans under APB 25 and adopt the provisions of Statement 123, as required, for all stock-based arrangements issued to nonemployees. Even though the Company has opted not to change its method of accounting, Statement 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value method had been applied. The accounting requirements of Statement 123 are effective for transactions entered into in fiscal years beginning after December 15, 1995 and the disclosure, including pro forma, requirements are effective for financial statements for fiscal years beginning after December 15, 1995. Accordingly, the provisions of Statement 123 must be implemented by the Company no later than fiscal year 1997.

ITEM 7.  FINANCIAL STATEMENTS.

        See the financial statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS,
        PROMOTERS AND CONTROL PERSONS

        (a) Set forth below is certain information concerning the directors of the Company:

                                                           Year First
Name             Age    Position                           Elected
----             ---    --------                           ----------
Steven Smith     48     Chairman of the Board,             1985
                        President and Chief Executive
                        Officer

Kathy Siegel     48     Treasurer and Chief Financial      1987
                        Officer

Carol Smith      49     Secretary                          1987

        Directors serve until the next annual meeting of shareholders and until their respective successors are elected.

        (b) Set forth below is certain information concerning the executive officers and significant employees of the Company and its subsidiaries:

                                                           Year First
Name             Age    Position                           Elected
----             ---    --------                           ----------
Steven Smith     48     Chairman of the Board,             1985
                        President and Chief Executive
                        Officer

Kathy Siegel     48     Treasurer and Chief Financial      1987
                        Officer

Carol Smith      49     Secretary                          1987

Jeffrey Smith    24     Vice President-Strategic           1996
                        Planning and Investor Relations

Paul Ballentine  34     Vice President-Production          1995
                        and Product Development

        Executive officers serve until the next annual meeting of the Company's Board of Directors and until their respective successors are elected.

        Steven Smith is a founder of the Company and has been Chairman of the Board, President and Chief Executive Officer of the Company since its organization in July, 1985. Mr. Smith has been involved for more than 27 years of his business career in the marketing and distribution of various food products for major food companies. From 1969 to 1983 he was Executive Vice President and a significant shareholder of Calip Dairies, participating from its inception in the marketing of Frusen Gladje ice cream. From 1983 to 1985, Mr. Smith was General Manager of Elmhurst Milk & Cream, a major dairy operating in the New York City metropolitan area.

        Kathy Siegel was employed as a part-time bookkeeper for Merit Farms, Inc. from March, 1986 until October, 1986. Effective in September, 1986, Mrs. Siegel, while an independent contractor, became the Company's Treasurer and Chief Financial Officer, and effective in October, 1986, Mrs. Siegel became an employee of the Company. Prior to March, 1986, Mrs. Siegel held several voluntary positions involving financial responsibilities.

        Carol Smith has been Secretary and a member of the Board since December 1987. Mrs. Smith is a licensed real estate broker with Better Homes and Gardens Realtors, Great Neck, New York. She became an employee of the Company as of January 1, 1993. Mrs. Smith is the wife of the founder of the Company, Steven Smith.

        Jeffrey Smith has been Vice President-Strategic Planning and Investor Relations since January 1996. Prior to joining the Company, Mr. Smith was employed by LSG Advisors, the mergers and acquisitions division of Societe General since August 1994. Prior to such time, Mr. Smith was a student at the Wharton School of Business at the University of Pennsylvania from which he graduated in May 1994. Mr. Jeffrey Smith is the son of the founder of the Company, Steven Smith.

        Paul Ballentine has been Vice President-Production and Product Development since August 1995. Prior to joining the Company, Mr. Ballentine was Plant Manager at Winter Garden Citrus Products Coop since November 1993. From October 1989 through October 1993, Mr. Ballentine was Director of Plant Operations for Indian River Foods, Inc.

ITEM 10. EXECUTIVE COMPENSATION.

        (a) The following table sets forth the cash compensation in each of the last three completed fiscal years to the Company's chief executive officer and one significant employee. The table omits other executive officers employed by the Company on November 30, 1995 because neither of those officers received 1995 cash compensation in excess of $100,000.

                                SUMMARY COMPENSATION TABLE

                                   ANNUAL COMPENSATION

                                                   Other
                                                   Annual        Long-Term     Other
Name and                                           Compensation  Compensation  Compensation
Principal Position   Year  Salary($)(1)  Bonus($)  ($)           ($)           ($)
------------------   ----  ------------  --------  ------------  ------------  ------------
Steven Smith,        1995  355,000       --        --            --            --
Chairman, President  1994  348,700
and Chief Executive  1993  348,398       --        --            --
Officer

Paul Ballentine,     1995  125,000       --        --            --
Vice President       1994  12,500        --        --            --            --
                     1993  --            --        --            --

----------
   (1) This amount does not include perquisites and other personal benefits, securities or property because the aggregate amount thereof in each fiscal year did not exceed $50,000 or 10% of the total annual salary and bonus reported for the named executive officer or significant employee.

        During the last three completed fiscal years, the Company granted no restricted stock awards, stock options or stock appreciation rights (whether freestanding or in tandem with stock options). In December, 1993, however, pursuant to the Company's Incentive Stock Option Plan, Mr. Smith was granted options to purchase 60,000 shares of the Common Stock of the Company, presently exercisable at $3.50 per share.

        (b)  Aggregate Option Exercises

        The following table shows stock options exercised by the Company's executive officers during 1995, including the aggregate value of any gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of November 30, 1995. Also reported are values for "in-the-money" options which represent the positive spread between the exercise price of outstanding stock options and the year-end price of Company common stock. Values for "out-of-the-money" options are not reported.

                                1995 FISCAL YEAR END OPTIONS

                                        No. of Shares Covered by      Value of In-the-Money
                                         Unexercised Options at     Unexercised Stock Options
                                           Options at 11/30/95         at 12/31/95 ($) (2)
                                        -------------------------   -------------------------
                 Shares
               Acquired on    Value     Exercisable       Not       Exercisable       Not
Name            Exercise     Realized       (1)       Exercisable       (1)       Exercisable
----           -----------   --------   -----------   -----------   -----------   -----------
Steven Smith       --           --        160,000         --          114,500         --

------------
(1) Includes options to purchase 100,000 shares of Common Stock exercisable at $1.375 per share and 60,000 shares of Common Stock exercisable at $3.50 per share.

(2) Amounts reflect valuation of options to purchase 100,000 shares of Common Stock at $2.52 the February 21, 1996 average of the closing bid and asked prices of Company Common Stock as quoted on the NASDAQ System.

        (c) Employment Agreements. In August 1994, the Company entered into a three-year employment agreement with Mr. Smith providing for an annual salary of $350,000, subject to upward adjustments for increases in the consumer price index. Such employment agreement provides for three renewal periods of three years each.

        In December 1994, the Company entered into an employment agreement for an undefined term with Mr. Ballentine providing for an annual salary of $125,000.

        (d) Directors' fees. Directors do not receive any compensation for serving on the Board.

        (e) Incentive Stock Option Plan. In October, 1988, the Company's Board of Directors adopted The Fresh Juice Company, Inc. Incentive Stock Option Plan (the "Plan"). Pursuant to the Plan, options covering a maximum of 175,000 shares of the Company's Common Stock may be offered to key employees of the Company. At the date hereof, the Company has issued the full amount of such options. The exercise price of any stock option issued under the Plan is equal to at least 100% of the fair market value of the Company's Common Stock at the time the option is granted. All options granted expire 10 years from the date of the grant. The Board of Directors has appointed a Stock Option Plan Committee to recommend to the Board the key employees to receive options and the number of shares subject to such options. At February 21, 1996, options to buy 160,000 shares of Common Stock had been granted to Steven Smith. Of such amount, options to buy 100,000 shares of Common Stock at the price of $1.375 per share are exercisable until October 15, 1998 and options to buy 60,000 such shares at a price of $3.50 per share are exercisable until December 1998. In addition, options to buy 15,000 such shares at the price of $1.25, exercisable until 1998 have been granted to Kathy Siegel. Neither Mr. Smith nor Ms. Siegel have exercised any of their options as of the date hereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth as of February 21, 1996, information concerning (a) the shares held by each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) the shares of common stock held by each director, and (c) the shares of common stock owned by all directors and officers as a group. Each person named or included in a group has sole voting and investment power with respect to his shares.

 Name and Address of Beneficial       Number of Shares      Percent
   Owner or Identity of Group        Beneficially Owned     of Class
 ------------------------------      ------------------     --------
Steven Smith                             1,660,000           46.76%
c/o The Fresh Juice Company, Inc.
350 Northern Boulevard
Great Neck, New York 11021

All directors and officers               1,660,000           46.76%
 as a group (5 in number)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        For a description of grants to Steven Smith of options to purchase an aggregate amount of 160,000 shares of the Company's Common Stock and Kathy Siegel of an aggregate amount of 15,000 such shares, each pursuant to the Company's Incentive Stock Option Plan, see Item 10, "Executive Compensation - Incentive Stock Option Plan."

                               PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

  3.1 Certificate of Incorporation -- incorporated by reference to Exhibit 3.1 to the Company's Registration Statement,
        SEC File No. 33-8878-NY on Form S-18 (the "Registration
        Statement").

  3.2 By-laws -- incorporated by reference to Exhibit 3.2 of the Registration Statement.

  10. Incentive Stock Option Plan -- incorporated by reference to Exhibit 10 of the Company's 1988 Annual Report on Form
        10-K, SEC File No. 0-15320.

  10.1  Employment Agreement between the Company and Steven
        Smith -- incorporated by reference to Exhibit 10 of the Company's 1994 Annual Report on Form 10-KSB.

  10.2  Loan Agreement, dated as of January 24, 1994, between The
        Ultimate Juice Company, Inc. and the Company -- incorporated by reference to Exhibit 1 of the Company's
        Current Report on Form 8-K dated February 14, 1994, SEC
        File No. 0-15320.

  10.3 Option Agreement, dated as of January 24, 1994, among the Company, Steven Smith, Albert Rountree, Daniel Petry, Steven Bogen, The Ultimate Juice Company, Inc. and Clear Springs Citrus, Inc. -- incorporated by reference to
        Exhibit 2 of the Company's Current Report on Form 8-K dated February 14, 1994, SEC File No. 0-15320.

  10.4  Loan Agreement and Rider thereto, dated as of September
        11, 1995, between Fresh Juice of Florida and Chemical
        Bank.

  10.5  Employment Agreement between the Company and Paul
        Ballentine

  10.6  Purchase Money Mortgage between the Company and Fantasy-
        BlankeBaer Corporation

  10.7  Promissory Note in favor of Fantasy-BlankeBaer
        Corporation made by the Company

  27    Financial Data Schedule

        (b)  Reports on Form 8-K.

        No Current Reports on Form 8-K were filed by the Company during the last quarter of 1995. However, the Company filed a Current Report on Form 8-K dated August 3, 1995, with respect to the acquisition of the Florida Plant. See Item 1, "Description of Business" and Item 2, "Description of Property" above.

                    THE FRESH JUICE COMPANY, INC.
                          AND SUBSIDIARIES

                  Consolidated Financial Statements

                     November 30, 1995 and 1994

             (With Independent Auditors' Report Thereon)

KPMG Peat Marwick LLP
One Jericho Plaza
Jericho, New York 11753


                    Independent Auditors' Report

The Board of Directors
The Fresh Juice Company, Inc.
  and subsidiaries:

We have audited the accompanying consolidated balance sheets of The Fresh Juice Company, Inc. and subsidiaries as of November 30, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fresh Juice Company, Inc. and subsidiaries as of November 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1995 in conformity with generally accepted accounting principles.

Jericho, New York
January 12, 1996

                                  THE FRESH JUICE COMPANY, INC.
                                        AND SUBSIDIARIES

                                   Consolidated Balance Sheets

                                   November 30, 1995 and 1994

                                                                             1995         1994
                                                                             ----         ----
                                Assets

Current assets:
     Cash                                                                 $1,998,063    1,542,584
     Short-term investments (note 2)                                            --        789,116
     Trade accounts receivable                                               591,727      679,392
     Inventories (note 3)                                                  1,544,821    1,373,712
     Current portion of note receivable (note 4)                             120,000      120,000
     Income taxes receivable                                                    --         70,494
     Other                                                                     3,747       16,521
                                                                          ----------   ----------
                  Total current assets                                     4,258,358    4,591,819
                                                                          ----------   ----------
Property, plant and equipment, at cost (note 6):
     Land                                                                     30,000         --
     Building                                                                597,155         --
     Equipment                                                               353,794      307,226
     Molds                                                                   196,338      169,048
     Automobiles                                                             103,058       81,065
     Construction-in-progress                                              1,437,887         --
                                                                          ----------   ----------
                                                                           2,718,232      557,339
     Less accumulated depreciation                                           499,256      433,429
                                                                          ----------   ----------
                  Net property, plant and equipment                        2,218,976      123,910

Note receivable, net of current portion (note 4)                              20,000      140,000
Trademarks and patents, net of accumulated amortization
     of $11,059 and $43,781 in 1995 and 1994, respectively                    10,903        3,070
                                                                          ----------   ----------
                  Total assets                                            $6,508,237    4,858,799
                                                                          ==========   ==========

                        Liabilities and Shareholders' Equity

Current liabilities:
     Current installments of long-term debt (note 6)                          45,832         --
     Accounts payable and accrued expenses (note 5)                          244,697      479,608
     Income taxes payable                                                     48,239         --
                                                                          ----------   ----------
                  Total current liabilities                                  338,768      479,608
Long-term debt, net of current installments (note 6)                       1,529,168         --
                                                                          ----------   ----------
                  Total liabilities                                        1,867,936      479,608
                                                                          ----------   ----------
Shareholders' equity (note 8):
     Series preferred stock, par value $10.  Authorized 200,000 shares;
        none issued (note 10)                                                   --           --
     Common stock, par value $.01.  Authorized 5,000,000 shares; issued
        3,762,000 shares; outstanding 3,550,062 amd 3,554,862 shares in
        1995 and 1994, respectively                                           37,620       37,620
     Additional paid-in capital                                            2,396,490    2,396,490
     Retained earnings                                                     2,489,484    2,218,441
                                                                          ----------   ----------
                                                                           4,923,594    4,652,551
     Less cost of common shares held in treasury:
        211,938 and 207,138 shares in 1995 and 1994, respectively            283,293      273,360
                                                                          ----------   ----------
                  Total shareholders' equity                               4,640,301    4,379,191
                                                                          ----------   ----------
Commitments and Contingency (note 9)
                  Total liabilities and shareholders' equity              $6,508,237    4,858,799
                                                                          ==========   ==========

See accompanying notes to consolidated financial statements.

                                 THE FRESH JUICE COMPANY, INC.
                                        AND SUBSIDIARIES

                              Consolidated Statements of Earnings

                          Years ended November 30, 1995, 1994 and 1993

                                                            1995           1994          1993
                                                            ----           ----          ----
Net sales                                               $ 9,219,184      8,171,803     8,265,588
Cost of goods sold                                        6,035,483      5,163,806     4,639,740
                                                        -----------    -----------   -----------
                                                          3,183,701      3,007,997     3,625,848

Selling, general and administrative expenses              2,820,356      2,451,055     2,367,523
                                                        -----------    -----------   -----------

           Earnings from operations                         363,345        556,942     1,258,325

Interest income                                             104,104         88,292        87,360
Interest expense                                            (24,355)          --            --
                                                        -----------    -----------   -----------

           Earnings before provision for income taxes       443,094        645,234     1,345,685

Provision for income taxes (note 7)                         172,051        256,396       549,193
                                                        -----------    -----------   -----------
           Net earnings                                 $   271,043        388,838       796,492
                                                        ===========    ===========   ===========
Net earnings per common share                           $       .07            .11           .22
                                                        ===========    ===========   ===========
Weighted average number of common and
    common equivalent shares outstanding                  3,889,740      3,612,679     3,602,383
                                                        ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                                                 THE FRESH JUICE COMPANY, INC.
                                                        AND SUBSIDIARIES

                                        Consolidated Statements of Shareholders' Equity

                                          Years ended November 30, 1995, 1994 and 1993

                                                         Common stock         Additional                                Total
                                                         ------------          paid-in      Retained     Treasury    shareholders'
                                                      Shares       Amount      capital      earnings      stock         equity
                                                      ------       ------      -------      --------      -----         ------
Balance at November 30, 1992                         3,762,000   $   37,620    2,396,490    1,033,111      (76,280)    3,390,941

Purchase of 106,988 shares of treasury stock              --           --           --           --       (197,080)     (197,080)
Net earnings for the year ended November 30, 1993         --           --           --        796,492         --         796,492
                                                    ----------   ----------   ----------   ----------   ----------    ----------

Balance at November 30, 1993                         3,762,000       37,620    2,396,490    1,829,603     (273,360)    3,990,353

Net earnings for the year ended November 30, 1994         --           --           --        388,838         --         388,838
                                                    ----------   ----------   ----------   ----------   ----------    ----------

Balance at November 30, 1994                         3,762,000       37,620    2,396,490    2,218,441     (273,360)    4,379,191

Purchase of 4,800 shares of treasury stock                --           --           --           --         (9,933)       (9,933)
Net earnings for the year ended November 30, 1995         --           --           --        271,043         --         271,043
                                                    ----------   ----------   ----------   ----------   ----------    ----------

Balance at November 30, 1995                         3,762,000   $   37,620    2,396,490    2,489,484     (283,293)    4,640,301
                                                    ==========   ==========   ==========   ==========   ==========    ==========

See accompanying notes to consolidated financial statements.

                                      THE FRESH JUICE COMPANY, INC.
                                             AND SUBSIDIARIES

                                  Consolidated Statements of Cash Flows

                               Years ended November 30, 1995, 1994 and 1993

                                                                     1995            1994           1993
                                                                     ----            ----           ----
Cash flows from operating activities:
    Net earnings                                                 $   271,043        388,838        796,492
    Adjustments to reconcile net earnings to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                               68,101         52,727         60,048
          Gain on sale of property and equipment                        --             --           (2,594)
          Changes in assets and liabilities:
              Decrease (increase) in trade accounts receivable        87,665         11,513       (243,418)
              Increase in inventories                               (171,109)      (140,359)      (175,978)
              Decrease (increase) in income taxes receivable          70,494        (70,494)          --
              Decrease (increase) in other current assets             12,774           (799)       (11,901)
              Increase in other assets                               (10,107)          --             --
              Increase (decrease) in accounts payable
                 and accrued expenses                               (234,911)        77,290        237,015
              Increase (decrease) in income taxes payable             48,239       (380,510)       294,037
                                                                 -----------    -----------    -----------
                    Net cash provided by (used in)
                       operating activities                          142,189        (61,794)       953,701
                                                                 -----------    -----------    -----------
Cash flows from investing activities:
    Increase in note receivable                                         --         (300,000)          --
    Installments from note receivable                                120,000         40,000           --
    Decrease in short-term investments                               789,116        208,207        488,786
    Proceeds on sale of assets                                          --             --            5,137
    Acquisitions of property, building and equipment              (2,160,893)       (84,468)       (43,635)
                                                                 -----------    -----------    -----------
                    Net cash provided by (used in)
                       investing activities                       (1,251,777)      (136,261)       450,288
                                                                 -----------    -----------    -----------

Cash flows from financing activities:
    Purchase of treasury stock                                        (9,933)          --         (197,080)
    Proceeds from long-term debt                                   1,575,000           --             --
                                                                 -----------    -----------    -----------
                    Net cash provided by (used in)
                       financing activities                        1,565,067           --         (197,080)
                                                                 -----------    -----------    -----------

                    Net increase (decrease) in cash                  455,479       (198,055)     1,206,909

Cash at beginning of year                                          1,542,584      1,740,639        533,730
                                                                 -----------    -----------    -----------
Cash at end of year                                              $ 1,998,063      1,542,584      1,740,639
                                                                 ===========    ===========    ===========
Supplemental cash flow information

Income taxes paid                                                $    53,318        706,900        255,155
                                                                 ===========    ===========    ===========
Interest paid                                                    $    16,542           --             --
                                                                 ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          November 30, 1995 and 1994

(1)   Summary of Significant Accounting Policies

    (a)   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of The Fresh Juice Company, Inc. and its subsidiaries, Fresh Pik't Natural Foods, Inc. (Fresh Pik't), The Fresh Juice Company of Florida, Inc. and Minalba Foods of North America, Inc. (Minalba), (collectively referred to as the Company). All material intercompany accounts and transactions have been eliminated.

    (b)   Organization

     The Fresh Juice Company, Inc. markets and distributes frozen fresh-squeezed fruit juices through supermarket chains and other retail outlets throughout the United States. The Company also markets its products internationally. In August 1995, the Company ceased the operations of Fresh Pik't, which sold and distributed organic produce, and sold certain of its assets to an unrelated party. The gain on sale of such assets was not material to the operations of the Company in 1995. In 1995 and 1994, included in the Company's net sales were $2,004,437 and $313,819 from the operations of Fresh Pik't, respectively. Included in net earnings were ($66,278) and $4,227 representing the results of operations for Fresh Pik't in 1995 and 1994, respectively.

     In September 1995, the Company, through its wholly-owned subsidiary The
          Fresh Juice Company of Florida, Inc., began the renovation and refurbishment of a plant (the Florida Plant) for the purpose of processing fruit juices. The Fresh Juice Company of Florida, Inc. will be responsible for the maintenance of the plant and the operations of the fruit juice processing. The Company anticipates total refurbishment costs to be $2,300,000 of which $1,437,887 has been expended as of November 30, 1995.

     For the three year period ended November 30, 1995, there were no operations of Minalba.

    (c)   Short-Term Investments

     Effective December 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No.115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115), which was issued by the Financial Accounting Standards Board (FASB) in May 1993. Statement 115 generally requires that debt and equity securities that have readily determinable fair values be carried at fair value unless they are classified as held-to-maturity. Securities classified as held-to-maturity are carried at amortized cost only if the reporting entity has the intent and ability to hold those securities to maturity. Securities classified as trading are principally held for the purpose of selling them in the near term. If not classified as held-to-maturity or trading, such securities are classified as available-for-sale. There was no material effect of adopting the provisions of Statement 115 on the consolidated financial statements in 1995.

     Prior to December 1, 1994, short-term investments were valued at the lower of cost or market.

    (d)   Inventories

     Inventories are stated at the lower of cost or market, with cost determined by using the first-in, first-out (FIFO) method.

    (e)   Depreciation

     Depreciation is provided over the estimated useful lives of the respective assets: seven years for the equipment and molds and five years for the automobiles using accelerated methods and thirty-nine years for the building using the straight-line method.

    (f)   Net Earnings Per Common Share

     Net earnings per common share is based on the weighted average number of common and common equivalent shares outstanding, using the treasury stock method. In 1995, 1994 and 1993 common share equivalents used in the computation of earnings per share represent the options granted to key employees under the Company's Incentive Stock Option Plan if their exercise would have had a dilutive effect on net earnings per common share.

     In 1995, 1994 and 1993, net earnings per common share assuming full dilution has not been presented since the average market price for each period exceeded the market price of the Company's stock at the end of each period.

    (g)   Income Taxes

     Effective December 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No.109, Accounting for Income Taxes (Statement 109). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. There was no material effect of applying Statement 109 on net earnings for the year ended November 30, 1994 and there was no cumulative effect of a change in accounting principles as of December 1, 1993.

     Pursuant to the deferred method under APB Opinion No.11, which was applied in 1993, deferred income taxes were recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

    (h)   Reclassifications

     Certain reclassifications were made to the prior year balances to conform to the presentation adopted in the current year.

(2)   Short-Term Investments

     At November 30, 1995, the Company has no short-term investments. Proceeds from the sale of short-term investments were $804,051 and net realized gains included in earnings were $14,935 in 1995.

     At November 30, 1994, short-term investments were composed of certificates of deposit, government bonds and equity securities.

(3)   Inventories

     Inventories at November 30, 1995 and 1994 consist of the following:

                                              1995             1994
                                              ----             ----
        Packaging materials                $  138,062           50,755
        Finished goods                      1,406,759        1,322,957
                                           ----------        ---------
                                           $1,544,821        1,373,712
                                           ==========        =========

(4)   Note Receivable

     In January 1994, the Company and The Ultimate Juice Company Inc. (Ultimate) entered into a loan agreement pursuant to which the Company loaned Ultimate $300,000. The loan bears interest at a rate of 5% per annum, payable monthly, which commenced in July 1994. The principal amount of the loan shall be repaid in 30 equal monthly installments of $10,000 per month which commenced in August 1994. At November 30, 1995 and 1994, the amount receivable was $20,000 and $140,000, each net of a current portion of $120,000.

     In partial consideration for the loan, the Company was granted an option to purchase outstanding capital stock of Ultimate and its affiliate, Clear Springs Citrus, Inc., which are privately owned companies engaged in the production and distribution of orange juice products. In 1994, the option agreement expired by its terms without the Company exercising its option.

(5)   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following at November
          30, 1995 and 1994:

                                                   1995           1994
                                                   ----           ----
       Accounts payable                         $ 82,859        219,700
       Compensation                               57,560         80,000
       Sales and marketing                        65,703         74,000
       Legal and accounting                       25,000         97,500
       Other                                      13,575          8,408
                                                --------        -------
                                                $244,697        479,608
                                                ========        =======

(6)   Long-Term Debt

     Long-term debt at November 30, 1995 consists of a term loan for $1,054,168, net of current installments of $45,832 and a mortgage note of $475,000. There was no long-term debt outstanding at November 30, 1994.

     On October 3, 1995, the Company entered into a term loan for $1,100,000 with a bank to finance certain leasehold improvements and purchases of machinery and equipment. The loan bears interest, payable monthly, at the bank's prime rate plus 1/2 of 1% (8.75% at November 30, 1995). Principal payments on the loan are due monthly, commencing on October 31, 1996 through the maturity date of September 30, 2000. The loan contains restrictions regarding the ability of the Company and the Fresh Juice Company of Florida, Inc. to, among others, incur additional indebtedness, grant liens, make capital expenditures in excess of $200,000 in any year (other than with respect to the Florida Plant), sell or transfer its assets, consolidate or merge with another corporation, and declare or pay dividends. Additionally, this loan contains various financial covenants including among others, the maintenance of debt coverage and leverage ratios and a minimum level of tangible net worth. This loan is secured by all equipment of the Company.

     On August 3, 1995, the Company executed a mortgage note for $475,000 plus interest at a rate of 7.0% per annum. The Company is required to make monthly payments of interest of $2,771 from September 1, 1995 through February 1, 1997 and monthly payments of principal and interest of $3,683 from March 1, 1997 through maturity when the remaining outstanding principal is due. The proceeds of the note plus $150,000 in cash were used to acquire the land and vacant building to be used by The Fresh Juice Company of Florida, Inc. The seller holds the mortgage note which is secured by the land and building.

     At November 30, 1995 and 1994, the Company has available a line of credit for $1,500,000 with a bank which expires on May 31, 1996. There were no outstanding amounts under this line of credit at November 30, 1995 and 1994.

     The aggregate annual maturities of long-term debt for each of the next five years ended November 30 are as follows: 1996, $45,832; 1997, $283,199; 1998, $741,785; 1999, $274,992; and 2000, $229,192.

(7)   Income Taxes

     Components of income tax expense are as follows:

                                1995          1994          1993
                                ----          ----          ----
              Federal        $139,266       184,721       407,971
              State            32,785        71,675       141,222
                             --------       -------       -------
                             $172,051       256,396       549,193
                             ========       =======       =======

     The reconciliation of the Company's effective income tax rate and the Federal statutory rate is as follows:

                                                1995      1994     1993
                                                ----      ----     ----
       Federal statutory rate                    34%       34%      34%
       State taxes, net of Federal benefit        5         7        7
       Other, net                                 -        (1)       -
                                                 --        --       --
                                                 39%       40%      41%
                                                 ==        ==       ==

(8)   Incentive Stock Options

     At November 30, 1995, there were stock options outstanding entitling key employees to purchase 100,000 shares and 15,000 shares of common stock at $1.375 and $1.25, respectively, per share. These options are exercisable until October 15, 1998. Additionally, there were stock options, exercisable until December 1998, to purchase 60,000 shares of common stock at $3.50 per share. At November 30, 1995, no options have been exercised and the Company has reserved 175,000 shares of common stock for the potential exercise of such options.

     In October 1995, Statement of Financial Accounting Standards No.123,
          Accounting for Stock-Based Compensation (Statement 123), was issued. Under Statement 123, the Company is required to choose either the new fair value method or the current intrinsic value method of accounting for its stock-based compensation arrangements. Using the fair value method, the Company would measure the compensation cost recognized in the consolidated financial statements based upon the estimated fair value of the stock-based compensation arrangements as of the date they are granted. The intrinsic value method, under APB Opinion No.25, Accounting for Stock Issued to Employees (APB 25), requires the recognition of compensation cost only if the exercise price of options is less than the market value of the underlying stock on the measurement date. The Company will continue to account for all employee stock-based compensation plans under APB 25 and adopt the provisions of Statement 123, as required, for all stock-based arrangements issued to nonemployees. Even though the Company has opted not to change its method of accounting, Statement 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value method had been applied. The accounting requirements of Statement 123 are effective for transactions entered into in fiscal years beginning after December 15, 1995 and the disclosure, including pro forma, requirements are effective for financial statements for fiscal years beginning after December 15, 1995. Accordingly, the provisions of Statement 123 must be implemented by the Company no later than fiscal year 1997.

(9)   Commitments and Contingency

     The Company is obligated under various operating leases covering its office space, warehouse and automobiles. Rent expense for the years ended November 30, 1995, 1994 and 1993 was $102,944, $79,449 and
          $80,597, respectively. The aggregate future minimum lease commitments under these leases for the year ending November 30, 1996 amounts to $12,745.

     The Company has an employment agreement with an officer that called for annual base payments of $240,000, subject to upward adjustment for increases in the consumer price index. The agreement was renewed in 1994 increasing the annual base payment to $350,000, subject to upward adjustment for increases in the consumer price index through 2006. Additionally, the Company has an employment agreement with a significant employee of The Fresh Juice Company of Florida, Inc., which calls for annual compensation of $125,000.

     In January 1996, Fresh Pik't was named as a defendant in a legal matter which seeks damages in excess of $250,000. Management of the Company believes that the ultimate resolution of this matter will not have a material impact on the financial position of the Company.

(10)  Series Preferred Stock

     The Company's Board of Directors may, without further action by the Company's shareholders, from time to time direct the issuance of preferred stock in series and, at the time of issuance, determine the rights, preferences and limitations of each series. Satisfaction of any dividend preferences of outstanding preferred stock would reduce the amount of funds available for the payment of dividends on common stock. Also, holders of preferred stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of common stock.

(11)  Pension Plan

     The Company maintains a simplified employee pension (S.E.P.) plan covering all of its employees. Contributions to the plan, which are discretionary, cannot exceed 15% of the covered employee's salary. Pension expense for the years ended November 30, 1995, 1994 and 1993 was $46,358, $45,889 and $43,286, respectively.

(12)  Business and Credit Concentrations

     None of the Company's customers accounted for more than ten percent of the net sales in 1995, 1994 and 1993. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. The Company as a policy, does not require collateral from its customers.

                             SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE FRESH JUICE COMPANY, INC.

                                  By: /s/ Steven Smith
                                      Steven Smith
                                      Chairman of the Board,
                                       President and Chief
                                       Executive Officer
February 27, 1996

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   Signatures           Title                                Date
   ----------           -----                                ----
/s/ Steven Smith   Chairman of the Board and           February 27, 1996
Steven Smith       President (principal executive
                   officer)

/s/ Carol Smith    Secretary and Director              February 27, 1996
Carol Smith

/s/ Kathy Siegel   Treasurer and Director (principal   February 27, 1996
Kathy Siegel       financial officer and principal
                   accounting officer)

                            EXHIBIT INDEX
                                                       Sequentially
Exhibit                                                Numbered Page
-------                                                -------------
  3.1     Certificate of Incorporation --
          incorporated by reference to Exhibit
          3.1 to the Company's Registration
          Statement, SEC File No. 33-8878-NY on
          Form S-18 (the "Registration
          Statement").

  3.2     By-laws -- incorporated by reference
          to Exhibit 3.2 of the Registration
          Statement.

 10.      Incentive Stock Option Plan --
          incorporated by reference to Exhibit
          10 of the Company's 1988 Annual Report
          on Form 10-K, SEC File No. 0-15320.

 10.1     Employment Agreement between the
          Company and Steven Smith -- incorporated by reference to Exhibit 10.1 of the Company's 1994 Annual Report on Form
          10-KSB.

 10.2     Loan Agreement, dated as of January
          24, 1994, between The Ultimate Juice
          Company, Inc. and the Company --
          incorporated by reference to Exhibit 1
          of the Company's Current Report on
          Form 8-K dated February 14, 1994, SEC
          File No. 0-15320.

 10.3     Option Agreement, dated as of January
          24, 1994, among the Company, Steven
          Smith, Albert Rountree, Daniel Petry,
          Steven Bogen, The Ultimate Juice
          Company, Inc. and Clear Springs
          Citrus, Inc. -- incorporated by
          reference to Exhibit 2 of the
          Company's Current Report on Form 8-K
          dated February 14, 1994, SEC File No.
          0-15320.

 10.4     Loan Agreement and Rider thereto,
          dated as of September 11, 1995,
          between Chemical Bank and the Company.

 10.5     Employment Agreement between the
          Company and Paul Ballentine

 10.6     Purchase Money Mortgage between the
          Company and Fantasy-BlankeBaer
          Corporation

 10.7     Promissory Note in favor of Fantasy-
          BlankeBaer Corporation made by the
          Company

 27       Financial Data Schedule