Form 10QSB
period 1996-02-29
FRESH JUICE CO INC
filed 1996-04-12
CIK 802354

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended February 29, 1996
Commission file No. 0-15320

                         THE FRESH JUICE COMPANY, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                 11-2771046
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         350 Northern Boulevard
          Great Neck, New York                              11021
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


Yes [x]         No [ ]



The number of shares of $.01 par value Common Stock outstanding as of April 10, 1996 was 3,550,062.

                                     PART 1

Item 1. Financial Statements

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                    February 29, 1996 and November 30, 1995

                                       Assets                                      1996                      1995
                                       ------                                      ----                      ----
                                                                                (Unaudited)
Current assets:
    Cash                                                                         $1,635,196               1,998,063
    Trade accounts receivable                                                       770,855                 591,727
    Inventories                                                                   1,038,708               1,544,821
    Current portion of note receivable                                              110,000                 120,000
    Other                                                                            73,825                   3,747
                                                                                 ----------               ---------
                Total current assets                                              3,628,584               4,258,358
                                                                                 ----------               ---------
Property, plant and equipment, at cost:
    Land                                                                             30,000                  30,000
    Building                                                                        597,155                 597,155
    Equipment                                                                     2,457,605                 353,794
    Molds                                                                           224,333                 196,338
    Automobiles                                                                     103,058                 103,058
    Leasehold improvements                                                           25,919                       -
    Construction-in-progress                                                              -               1,437,887
                                                                                 ----------               ---------
                                                                                  2,438,070               2,718,232
Less accumulated depreciation and amortization                                      591,973                 499,256
                                                                                 ----------               ---------
                Net property, plant and equipment                                 2,846,097               2,218,976
Note receivable, net of current portion                                                   -                  20,000
Trademarks and patents, net of accumulated amortization of                           10,358                  10,903
    $11,604 at February 29, 1996 and $11,059 at November 30, 1995                ----------               ---------
                Total assets                                                     $6,485,039               6,508,237
                                                                                 ==========               =========
                      Liabilities and Shareholders' Equity

Current liabilities:
    Current installments of long-term debt                                          114,585                  45,832
    Accounts payable and accrued expenses                                           380,664                 244,697
    Income taxes payable                                                             32,829                  48,239
                                                                                 ----------               ---------
                Total current liabilities                                           528,078                 338,768
Long-term debt, net of current installments                                       1,460,415               1,529,168
                                                                                 ----------               ---------
                Total liabilities                                                 1,988,493               1,867,936
Shareholders' equity:                                                            ----------               ---------
    Series preferred stock, par value $10.  Authorized 200,000 shares;                    -                       -
         none issued
    Common stock, par value $.01.  Authorized 5,000,000                              37,620                  37,620
         shares; issued 3,762,000 shares; outstanding 3,550,062 shares at
         February 29, 1996 and November 30, 1995
Additional paid-in capital                                                        2,396,490               2,396,490
Retained earnings                                                                 2,345,729               2,489,484
                                                                                 ----------               ---------
                                                                                  4,779,839               4,923,594
Less cost of common shares held in treasury:
    211,938 at February 29, 1996 and November 30, 1995                              283,293                 283,293
                Total shareholders' equity                                        4,496,546               4,640,301
Commitments and contingency                                                      ----------               ---------
                 Total liabilities and shareholders' equity                      $6,485,039               6,508,237
                                                                                 ==========               =========

See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                      Three months ended February 29, 1996
                             and February 28, 1995

                                  (Unaudited)


                                                                   1996               1995
                                                                   ----               ----
 Net sales                                                      $2,212,843          2,472,296
 Cost of goods sold                                              1,265,515          1,591,883
                                                                ----------          ---------
          Gross profit                                             947,328            880,413
 Selling, general and administrative expenses                    1,076,956            695,460
                                                                ----------          ---------
          Earnings (loss) from operations                         (129,628)           184,953
 Interest income                                                    13,758             20,795
 Interest expense                                                  (32,642)                --
 Other                                                               5,421             (3,922)
                                                                ----------          ---------
          Earnings (loss) before income taxes                     (143,091)           201,826
 Income taxes                                                          664             81,535
                                                                ----------          ---------
          Net earnings (loss)                                     (143,755)           120,291

 Retained earnings, beginning of period                          2,489,484          2,218,441
                                                                ----------          ---------
 Retained earnings, end of period                               $2,345,729          2,338,732
                                                                ==========          =========
 Net earnings (loss) per common share                           $     (.04)               .03
                                                                ==========          =========
 Weighted average number of shares outstanding                   3,586,167          3,609,366
                                                                ==========          =========


See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                      Three months ended February 29, 1996
                             and February 28, 1995

                                  (Unaudited)


                                                                                 1996               1995
                                                                                 ----               ----
Cash flows from operating activities:
    Net earnings (loss)                                                      $ (143,755)           120,291
    Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
         Depreciation and amortization                                           93,262             12,168
         Changes in assets and liabilities:
                Increase in trade accounts receivable                          (179,128)           (61,754)
                Decrease in inventories                                         506,113            214,443
                Decrease (increase) in other current assets                     (70,078)             7,351
                Increase (decrease) in income taxes payable                     135,966            127,330
                Increase in other current liabilities                           (15,410)            81,535
                      Net cash provided by operating                                 --              3,859
                                                                             ----------         ----------
                      activities                                                326,970            508,213
                                                                             ----------         ----------
Cash flows from investing activities:

    Installments from note receivable                                            30,000             30,000
    Increase in investments                                                          --           (819,000)
    Acquisitions of property and equipment                                     (719,937)           (90,131)
                                                                              ---------         ----------
                      Net cash used in investing activities                    (689,837)          (879,131)
                                                                              ---------         ----------
                      Net decrease in cash                                     (362,867)          (370,918)
Cash at beginning of period                                                  $1,998,063         $1,542,584
                                                                             ---------          ----------
Cash at end of period                                                        $1,635,196          1,171,666
Supplemental cash flow information                                           ==========         ==========
Cash paid during the period for:                                             $    2,000                  -
    Income taxes paid                                                        ==========         ==========
    Interest paid                                                            $   32,642                  -
                                                                             ==========         ==========

See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    February 29, 1996 and November 30, 1995

                                  (Unaudited)


(1) The consolidated financial information of The Fresh Juice Company, Inc. and subsidiaries (the Company), included herein has been prepared by the Company and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended February 29, 1996 are not necessarily indicative of the operating results which may be achieved for the full year. All material intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's November 30, 1995 consolidated financial statements.

(2) Inventories at February 29, 1996 and November 30, 1995 consist of the following:

                                     1996          1995
                                     ----          ----
            Packaging materials  $  219,792      138,062
            Finished goods          818,916    1,406,759
                                 ----------    ---------
                                 $1,038,708    1,544,821
                                 ==========    =========

(3) In January 1996, Fresh Pik't Natural Foods, Inc., a wholly-owned subsidiary, was named as a defendant in a legal matter which seeks damages in excess of $250,000. Management of the Company believes that the ultimate resolution of this matter will not have a material impact on financial position or earnings of the Company.

(4) Effective April 1, 1996, the Company merged a newly formed wholly-owned subsidiary with and into The Ultimate Juice Company, Inc. (Ultimate), a privately-held company which markets and distributes fresh squeezed juice primarily on the east coast. In exchange for all of the outstanding shares of Ultimate, the Company issued to Ultimate 1,140,000 of previously unissued shares of its common stock. The merger is expected to be accounted for under the purchase method.

     In addition, on March 31, 1996, the Company entered into a merger agreement to merge Clear

     Springs Citrus, Inc. (Clear Springs), the primary producer of fresh squeezed juice for Ultimate, with and into The Fresh Juice Company of Florida, Inc., a wholly-owned subsidiary of the Company. Under terms of the merger agreement, the Company will exchange 1,160,000 shares of its common stock for all of the outstanding common stock of Clear Springs, subject to the approval by the Company's stockholders to increase the number of authorized shares of common stock to 20,000,000. The Company, the Company's President and Chief Executive Officer, and Ultimate have entered into a Voting Agreement, dated March 31, 1996, whereby each shall vote their respective shares in favor of the increase in authorized shares and the merger with Clear Springs. This merger is expected to be accounted for under the purchase method.

     In connection with the merger noted above, the Company entered into employment agreements with two of its executive officers which generally provide for, among others things, annual compensation aggregating a minimum of $720,000, subject to annual increases, as defined, for a term of 3 years.

Item 2.  Management's Discussion and Analysis or Plan of Operation


Three months ended February 29, 1996 compared to three months ended February 28, 1995

Results of Operations

Net sales for the quarter ended February 29, 1996 decreased to $2,212,843, or 10.5% less than the corresponding quarter of the preceding year, primarily as a result of the ceased operations of the Company's subsidiary, Fresh Pik't Natural Foods, Inc., in August 1995.

Gross profit for the quarter ended February 29, 1996 increased to $947,328, or 42.8% from $880,413, or 35.6% in the corresponding quarter of the preceding year as a result of the Company, in December 1995, commencing to manufacture the juice product at its Florida facility, offset by the increase in the cost of citrus in comparison to the cost in the corresponding quarter of the preceding year.

Selling, general and administrative expenses for the quarter ended February 29, 1996 increased $381,496, or 54.9% over the corresponding quarter of the preceding year, primarily due to the additional salaries and other costs associated with the Company's commencement of manufacturing operations in December 1995 at its Florida facility.

Liquidity

The Company had working capital of $3,100,506 at February 29, 1996 compared to $3,919,590 at November 30, 1995. The Company requires capital to support its capital improvements and the level of inventory required to meet current demand as well as expected future increases in demand for its product. Additional financing may be required to support the capital improvements and levels of inventory. During the 1996 harvesting season, which ends in August 1996, the Company believes it is processing sufficient product to meet its current demand. A lack of availability of quality fruit and higher cost of citrus would hamper the Company's ability to maintain its rate of growth and its current gross profit level.

Material Subsequent Event

Effective April 1, 1996, the Company merged a newly formed wholly-owned subsidiary with and into The Ultimate Juice Company, Inc. (Ultimate), a privately-held company which markets and distributes fresh squeezed juice primarily on the east coast. In exchange for all of the outstanding shares of Ultimate, the Company issued to Ultimate 1,140,000 of previously unissued shares of its common stock.

In addition, on March 31, 1996, the Company entered into a merger agreement to merge Clear Springs Citrus, Inc. (Clear Springs), the primary producer of fresh squeezed juice for Ultimate, with and into The Fresh Juice Company of Florida, Inc., a wholly-owned subsidiary of the Company. Under terms of the merger agreement, the Company will exchange 1,160,000 shares of its common stock for all of the outstanding common stock of Clear Springs, subject to the approval by the Company's stockholders to increase the number of authorized shares of common stock to 20,000,000.

Management of the Company anticipates after the effect of the two mergers, the Company will have approximately $25,000,000 in annual sales.

On April 11, 1996 the Company filed a Current Report on Form 8-K regarding such transactions.

                          PART II -- Other Information

Item 5.  Other Information

         On February 12, 1996 the Company entered into Stock Option Agreements with Paul Ballentine, Vice President of Production and Product Development of the Company, and Jeffrey Smith, Vice President of Strategic Development and Investor Relations of the Company, granting such employees the option to purchase 60,000 and 50,000 shares, respectively, of the Common Stock, $.01 par value of the Company, at an exercise price of $3.125 per share, vesting and exercisable in accordance with the terms of the applicable Stock Option Agreements. Such Stock Option Agreements appear as Exhibits to this report and are incorporated herein by reference. The foregoing summary is qualified in its entirety by reference to such documents.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10(a) Stock Option Agreement dated as of February 12, 1996 with Paul Ballentine.

          10(b) Stock Option Agreement dated as of February 12, 1996 with Jeffrey Smith.

          27                    Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed in the three month period ended February 29, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THE FRESH JUICE COMPANY, INC.




Date: April 12, 1996
                                       By:  /s/ Steven M. Bogen
                                            ----------------------------------
                                            Steven M. Bogen
                                            Co-Chairman of the Board and Chief
                                            Executive Officer



Date: April 12, 1996
                                       By:  /s/ Mark Feldman
                                            ----------------------------------
                                            Mark Feldman
                                            Treasurer (principal financial
                                            officer and principal accounting
                                            officer)

                                 EXHIBIT INDEX

Exhibit

10(a)   Stock Option Agreement dated as of February 12, 1996 with Paul
        Ballentine.

10(b)   Stock Option Agreement dated as of February 12, 1996 with Jeffrey Smith.

27      Financial Data Schedule