Form 10QSB
period 1996-05-31
FRESH JUICE CO INC
filed 1996-07-15
CIK 802354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996
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

Yes /X/        No / /

The number of shares of $.01 par value Common Stock outstanding as of July 12, 1996 was 4,690,062.

                                     Part I

Item 1.  Financial Statements

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       MAY 31, 1996 AND NOVEMBER 30, 1995

                                                                                            1996                 1995
                                                                                            ----                 ----
                                                                                        (Unaudited)
          ASSETS

Current Assets:
    Cash and cash equivalents                                                           $   901,989          $ 1,998,063
    Trade accounts receivable                                                             1,867,870              591,727
    Inventories                                                                           2,304,358            1,544,821
    Note receivable - Ultimate Juice                                                           --                120,000
    Note receivable - Clear Springs Citrus                                                  150,000                 --
    Other                                                                                    53,519                3,747
                                                                                        -----------          -----------
          Total Current Assets                                                            5,277,736            4,258,358

Property, Plant and Equipment, at Cost:
    Land                                                                                     30,000               30,000
    Building                                                                              1,413,926              597,155
    Leasehold improvements                                                                   33,195                 --
    Equipment                                                                             1,743,475              353,794
    Molds                                                                                   224,333              196,338
    Automobiles                                                                             112,446              103,058
    Construction in progress                                                                   --              1,437,887
                                                                                        -----------          -----------
                                                                                          3,557,375            2,718,232
    Less accumulated depreciation                                                           667,015              499,256
                                                                                        -----------          -----------
          Net Property, Plant and Equipment                                               2,890,360            2,218,976

Goodwill, Net of Accumulated Amortization of
    $27,790 at May 31, 1996                                                               3,258,866                 --

Note Receivable - Ultimate Juice                                                               --                 20,000

Intangible Assets, Net of Accumulated Amortization of
    $27,311 at May 31, 1996 and $11,059 at November 30, 1995                                121,423               10,903

Other Assets                                                                                 15,571                 --
                                                                                        -----------          -----------
          TOTAL ASSETS                                                                  $11,563,956          $ 6,508,237
                                                                                        ===========          ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current installments of long-term debt                                              $   186,347          $    45,832
    Accounts payable and accrued expenses                                                 1,231,308              244,697
    Income taxes payable                                                                    158,893               48,239
                                                                                        -----------          -----------
          Total Current Liabilities                                                       1,576,548              338,768

Long-Term Debt, Net of Current Installments                                               1,388,653            1,529,168

Commitments and Contingency

Shareholders' Equity:
    Series preferred stock, par value $10; authorized
       200,000 shares; none issued                                                             --                   --
    Common stock, par value $.01; authorized 5,000,000
       shares; issued 4,902,000 shares at May 31, 1996 and 3,762,000 shares at
       November 30, 1995; outstanding 4,690,062 shares at May 31, 1996 and
       3,550,062 shares at November 30, 1995                                                 49,020               37,620
    Additional paid-in capital                                                            6,232,590            2,396,490
    Retained earnings                                                                     2,600,438            2,489,484
                                                                                        -----------          -----------
                                                                                          8,882,048            4,923,594
    Less cost of common shares held in treasury:
       211,938 shares at May 31, 1996 and November 30, 1995                                 283,293              283,293
                                                                                        -----------          -----------
          Total Shareholders' Equity                                                      8,598,755            4,640,301
                                                                                        -----------          -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $11,563,956          $ 6,508,237
                                                                                        ===========          ===========

See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)

                                                           1996                   1995
                                                           ----                   ----
Net Sales                                              $ 7,779,639           $ 5,143,835
Cost of Goods Sold                                       5,649,215             3,376,647
                                                       -----------           -----------
                                                         2,130,424             1,767,188

Selling, General and Administrative Expenses             1,906,123             1,460,823
                                                       -----------           -----------


          Earnings From Operations                         224,301               306,365


Interest Income                                             27,976                53,486
Interest Expense                                           (65,285)                 --
Other                                                        4,962                25,113
                                                       -----------           -----------

          Earnings Before Income Taxes                     191,954               384,964


Income Taxes                                                81,000               159,844
                                                       -----------           -----------


          Net Earnings                                     110,954               225,120


Retained Earnings, Beginning of Period                   2,489,484             2,218,441
                                                       -----------           -----------


Retained Earnings, End of Period                       $ 2,600,438           $ 2,443,561
                                                       ===========           ===========


Net Earnings Per Common Share                          $       .03           $       .06
                                                       ===========           ===========


Weighted Average Number of Shares Outstanding            3,982,231             3,606,896
                                                       ===========           ===========

See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                             1996                  1995
                                                                             ----                  ----
Cash Flows From Operating Activities:
    Net earnings                                                         $   110,954           $   225,120
    Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                         214,339                25,050
       Changes in assets and liabilities, net of assets
         acquired and liabilities assumed:
          Increase in trade accounts receivable                             (496,964)              (79,074)
          Increase in inventories                                           (623,877)           (1,716,136)
          Increase in other current assets                                   (48,623)               (4,491)
          Increase in other assets                                            (1,830)                 --
          Increase in accounts payable and accrued expenses                  449,247             2,001,579
          Increase in income taxes payable                                    79,983               155,844
          Increase in other current liabilities                                 --                   6,354
                                                                         -----------           -----------
            Net Cash (Used In) Provided By Operating Activities             (316,771)              614,246


Cash Flows From Investing Activities:
    Installments from note receivable                                         30,000                60,000
    Decrease in investments                                                     --                 (27,786)
    Acquisitions of property, plant and equipment                           (856,994)             (108,131)
    Acquisitions of trademarks and patents                                    (1,245)                 --
    Cash acquired in Ultimate Juice merger                                    70,936                  --
                                                                         -----------           -----------
            Net Cash Used In Investing Activities                           (757,303)              (75,917)

Cash Flows From Financing Activities:
    Purchase of treasury stock                                                  --                  (9,933)
    Payments of note payable to related party                                (22,000)                 --
                                                                         -----------           -----------
            Net Cash Used In Financing Activities                            (22,000)               (9,933)
                                                                         -----------           -----------

Net (Decrease) Increase in Cash and Cash Equivalents                      (1,096,074)              528,396

Cash and Cash Equivalents at Beginning of Period                           1,998,063             1,739,584
                                                                         -----------           -----------

Cash and Cash Equivalents at End of Period                               $   901,989           $ 2,267,980
                                                                         ===========           ===========

See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)

                                                           1996                  1995
                                                           ----                  ----
Net Sales                                              $ 5,566,796           $ 2,671,539
Cost of Goods Sold                                       4,383,700             1,784,764
                                                       -----------           -----------
                                                         1,183,096               886,775

Selling, General and Administrative Expenses               829,167               765,363
                                                       -----------           -----------


          Earnings From Operations                         353,929               121,412


Interest Income                                             14,218                32,691
Interest Expense                                           (32,643)                 --
Other                                                         (459)               29,035
                                                       -----------           -----------

          Earnings Before Income Taxes                     335,045               183,138


Income Taxes                                                80,336                78,309
                                                       -----------           -----------


          Net Earnings                                     254,709               104,829


Retained Earnings, Beginning of Period                   2,345,729             2,338,732
                                                       -----------           -----------


Retained Earnings, End of Period                       $ 2,600,438           $ 2,443,561
                                                       ===========           ===========


Net Earnings Per Common Share                          $       .06           $       .03
                                                       ===========           ===========


Weighted Average Number of Shares Outstanding            4,373,990             3,609,174
                                                       ===========           ===========

See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MAY 31, 1996 AND NOVEMBER 30, 1995
                                   (UNAUDITED)


(1) The consolidated financial information of The Fresh Juice Company, Inc. and Subsidiaries (the Company), included herein has been prepared by the Company and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended May 31, 1996 are not necessarily indicative of the operating results which may be achieved for the full year. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(2) Inventories at May 31, 1996 and November 30, 1995 consist of the following:

                                1996                1995
                                ----                ----
Raw Materials                $   36,106          $     --
Packaging materials             167,076             138,062
Finished goods                2,101,176           1,406,759
                             ----------          ----------
                             $2,304,358          $1,544,821
                             ==========          ==========

(3) In January 1996, Fresh Pik't Natural Foods, Inc., a wholly-owned subsidiary, was named as a defendant in a legal matter which seeks damages in excess of $250,000. Management of the company believes that the ultimate resolution of this matter will not have a material impact on financial position or earnings of the Company.

(4) Effective April 1, 1996, the Company merged a newly formed wholly-owned subsidiary with and into The Ultimate Juice Company, Inc. (Ultimate), a privately-held Company which markets and distributes fresh squeezed juice primarily on the east coast. In exchange for all of the outstanding shares of Ultimate, the Company issued to the Ultimate shareholders 1,140,000 of previously unissued shares of its common stock. The merger has been accounted for as a purchase.

       The following table presents selected financial information (unaudited) for the Company and Ultimate on a pro-forma basis assuming the two companies had been combined for the six months ended May 31, 1996 and 1995. Pro-forma results for the six months ended May 31, 1996 include the results of the Company and Ultimate for the six months ended May 31, 1996. Pro-forma results for the six months ended May 31, 1995 include the results of the Company for the six months ended May 31, 1995 combined with the results of Ultimate for the six months ended December 31, 1994. Pro-forma results in each period include necessary pro-forma adjustments:

                                           1996                 1995
                                           ----                 ----
Net Sales                              $11,256,414          $10,492,304

Net Earnings                           $    70,033          $   181,594

Net Earnings Per Common Share          $       .01          $       .04

       Such pro-forma data reflects preliminary adjustments to the fair value of the assets purchased as the Company has not had an opportunity to obtain appraisals or other independent verifications of the fair value of the assets purchased. When such information is obtained, the Company will make appropriate adjustments to the fair value of the assets purchased as necessary.

       In connection with the merger noted above, the Company entered into employment agreements with two of its executive officers which generally provide for, among other things, annual compensation aggregating a minimum of $720,000, subject to annual increases, as defined, for a term of 3 years.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MAY 31, 1996 AND NOVEMBER 30, 1995
                                   (UNAUDITED)



(5) On March 31, 1996, the Company entered into a merger agreement to merge Clear Springs Citrus, Inc. (Clear Springs), the primary producer of fresh squeezed juice for Ultimate, with and into The Fresh Juice Company of Florida, Inc., a wholly-owned subsidiary of the Company. Under terms of the merger agreement, the company will exchange 1,160,000 shares of its common stock for all of the outstanding common stock of Clear Springs, subject to the approval by the Company's stockholders to increase the number of authorized shares of common stock to 20,000,000. The Company, the Company's President and the shareholders of Ultimate (as of March 31, 1996) have entered into a Voting Agreement, dated March 31, 1996, whereby each shall vote their respective shares in favor of the increase in authorized shares and the merger with Clear Springs. This merger is expected to be accounted for under the purchase method.

(6)    The following is supplemental noncash disclosures:

       Supplemental disclosure of cash flow information
          Cash paid during the six months for:                 1996
                                                              -------
Interest                                                      $65,285
Income Taxes                                                  $36,721

       Supplemental disclosure of non cash financing activity:

       During the six month period ended May 31, 1996, the Company purchased all of the outstanding common stock of Ultimate in exchange for 1,140,000 shares of its common stock. The fair value of Ultimate's assets and liabilities at the date of acquisition are presented below:

Cash                                                          $    70,936
Trade accounts receivable                                         779,179
Inventory                                                         135,660
Other assets                                                       54,890
Property, plant and equipment                                      44,657
Goodwill                                                        3,286,656
Intangible assets                                                  65,557
Accounts payable and accrued expenses                            (503,061)
Income taxes payable                                              (64,974)
Note payable - related party                                      (22,000)
                                                              -----------
  Total purchase price                                        $ 3,847,500
                                                              ===========

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

         As set forth in the Company's Notes to Consolidated Financial Statements (Note 4) and the Quarterly Report on Form 10-QSB filed by the Company for the quarter ending February 29, 1996, effective April 1, 1996, the Company merged a newly formed wholly-owned subsidiary with and into The Ultimate Juice Company, Inc. ("Ultimate"), a privately-held company which markets and distributes fresh squeezed juice primarily on the east coast. Since the merger transaction with Ultimate became effective on April 1, 1996, Ultimate closed its previous fiscal year on March 31, 1996 and began its new fiscal year on April 1, 1996. Accordingly, the Consolidated Statements of Operations for the three months ended May 31, 1996 consist of a consolidation of two months of operations (April and May) for Ultimate and three months (March-May) for the Company.

         The consolidation of this additional wholly-owned subsidiary has increased the Company's net sales for the quarter ended May 31, 1996 to $5,566,796 or 108% more than net sales of $2,671,539 in the corresponding quarter of the preceding year. For the six months ended May 31, 1996, net sales have increased to $7,779,639 or 51% over net sales of $5,143,835 for the corresponding six month period in the preceding year. As a result of the acquisition of Ultimate, a reclassification of freight costs from selling, general and administrative expenses to costs of goods sold and an increase in the cost of fruit, costs of goods sold have increased (a) to $4,383,700 for the quarter ending May 31, 1996, an increase of 146% from $1,784,764 for the quarter ending May 31, 1995, and (b) to $5,649,215 for the six months ending May 31, 1996, an increase of 67% from $3,376,647 for the six months ending May 31, 1995.

         The acquisition of Ultimate and the Winter Haven Plant have also caused selling, general and administrative expenses to increase (a) to $829,167 for the quarter ending May 31, 1996, an increase of 8% from $765,363 for the quarter ending May 31, 1995, and (b) to $1,906,123 for the six months ending May 31, 1996, an increase of 30% from $1,460,823 for the six months ending May 31, 1995. In addition, the interest paid on the outside financing obtained in connection with purchasing and equipping the Winter Haven Plant has caused interest expense for the quarter and six months ending May 31, 1996 to increase to $32,643 and $65,285, respectively. The Company reported no interest expense in the corresponding periods in the preceding year.

         Although fruit prices have increased during the three months ending May 31, 1996, the Company and Ultimate have been able to maintain margins while increasing sales volume during a quarter in which demand for the Company's products is typically strong. This has resulted in an increase in earnings from operations to $353,929 for the quarter ended May 31, 1996, an increase of 192% over the $121,412 of earnings from operations for the corresponding quarter in the preceding year. However, as a result of the loss sustained by the Company in the first quarter of 1996 ($129,628), earnings from operations for the six months ended May 31, 1996 were $224,301, a 27% decrease as compared to the $306,365 earned in the corresponding six month period in the preceding year. Similarly, while the earnings per share for the quarter ended May 31, 1996 have increased to $.06 per share as compared $.03 per share for the corresponding quarter in the preceding year, the loss sustained in the first quarter has resulted in an overall decrease in earnings per share of $.03 per share for the six month period ended May 31, 1996 as compared to $.06 per share for the corresponding six month period in the preceding year. Net earnings per common share for the period ended May 31, 1996 were impacted by the higher number of shares outstanding resulting from the Ultimate transaction as well as the earnings from Ultimate's operations.

Financial Condition

         As set forth in the Company's Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1995, on August 3, 1995, the Company acquired a vacant 70,000 square foot warehouse building in Winter Haven, Florida for the purpose of constructing a state of the art juice processing plant. In connection therewith, the Company, through its wholly-owned subsidiary The Fresh Juice Company of Florida, Inc., purchased approximately $2,300,000 of fixtures and equipment which have been installed in the Winter Haven Plant. Approximately
$1,200,000 of such costs have been financed from the Company's working capital, and the balance was financed through a bank loan. Primarily as a result of these construction and equipment costs, the Company's cash balance as of May 31, 1996 has decreased to $901,989 as compared to $1,998,063 as of November 30, 1995.

         As a result of the consolidation of the Company's additional wholly-owned subsidiary, both the current and total assets of the Company have increased to $5,277,736 and $11,563,956, respectively, as of May 31, 1996, as compared to $4,258,358 and $6,508,237, respectively, as of November 30, 1995. Specifically, the Company's trade accounts receivable as of May 31, 1996 increased to $1,867,870 as compared to $591,727 as of November 30, 1995. In addition, as is consistent with the Company's past practices, during the six months ended May 31, 1996, the Company has increased its level of "fresh-frozen" juice inventory to take advantage of the high quality of fruit available during the harvest season and to meet expected future demand for such products. As a result, the Company's inventory has increased to $2,304,358 as of May 31, 1996 as compared to $1,544,821 as of November 30, 1995. The completion of construction of the Winter Haven Plant and the installation of the additional equipment have increased the Company's balances for building and equipment, while reducing construction in progress from $1,437,887 as of November 30, 1995 to $0 as of May 31, 1996. As a result, the Company's combined balance for building, leasehold improvements and equipment as of May 31, 1996 has increased to $3,190,596 as compared to $950,949 as of November 30, 1995. Even after taking into consideration the $1,437,887 reduction in construction in progress, this represents a net increase in building, leasehold improvements and equipment of $801,760, representing over ninety five percent (95%) of the increase in the gross property plant and equipment balance as of May 31, 1996 ($3,557,375) as compared to the balance as of November 30, 1995 ($2,718,232). Accounts payable and accrued expenses increased to $1,231,308 for the six months ended May 31, 1996 as compared to $244,697 as of November 30, 1995. This increase results primarily from the consolidation of Ultimate's accounts payable into the Company's financial statements (approximately $500,000) and increased accounts payable relating to the increased inventory levels as described above.

         The merger transaction with Ultimate has been accounted for as a purchase transaction resulting in goodwill net of accumulated amortization as of May 31, 1996 of $3,258,866. The Company reported no goodwill as of November 30, 1995. As described in Note 4 and Note 6 to Consolidated Financial Statements, the merger transaction required the Company to issue 1,140,000 shares of its common stock par value $.01 resulting in a substantial increase in paid in capital, which increased to $6,232,590 as of May 31, 1996 as compared to $2,396,490 as of November 30, 1995.

Material Commitments

         In connection with the anticipated merger between The Fresh Juice Company of Florida, Inc. and Clear Springs Citrus, Inc., described in Note 5 to the Consolidated Financial

Statements, the Company has arranged for additional renovations to the Winter Haven Plant so that the plant can properly accommodate the Company's anticipated increased volume and the equipment and production requirements that will be transferred from Clear Springs Citrus, Inc.'s Winter Garden facility to the Winter Haven Plant following consummation of the merger. The anticipated costs of the labor and equipment purchased for these renovations is approximately $600,000 and is expected to be paid from the Company's cash flow. It is anticipated that the cost-savings associated with the consolidation of the production plants will serve to offset a substantial portion of this expense over time.

Liquidity

         The Company had working capital of $3,701,188 at May 31, 1996 compared to $3,919,590 at November 30, 1995. The Company requires capital to support its capital improvements and the level of inventory required to meet current demand as well as expected future increases in demand for its product. Additional financing may be required to support the capital improvements and levels of inventory. During the 1996 harvesting season, which ends in August 1996, the Company believes it is processing sufficient product to meet its current demand. A lack of availability of quality fruit and higher cost of citrus would hamper the Company's ability to maintain its rate of growth and its current gross profit level.

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
         (27) Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed the following Current Reports on Form 8-K during the quarter for which this report on Form 10-QSB is filed:

Date of Report          Items Reported                             Financial Statements Filed
- --------------          --------------                             --------------------------
March 31, 1996          Merger with The Ultimate                   Audited Financial Statements
                        Juice Company, Inc.; Merger                of The Ultimate Juice
                        Agreement with Clear Springs               Company, Inc. for the year
                        Citrus, Inc.; Employment                   ended 1995 and 1994,
                        Agreements with Certain                    unaudited interim financial
                        Employees; Supply                          statements of The Ultimate
                        Agreement with Natural Juice               Juice Company, Inc. for the six
                        Company                                    months ended December 31,
                                                                   1995 and 1994

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf of by the undersigned, thereunto duly authorized.


                                  THE FRESH JUICE COMPANY, INC.



Date:  July 15, 1996              By: /s/ Steven M. Bogen
                                     --------------------------------------
                                       Steven M. Bogen
                                       Co-Chairman of the Board and Chief
                                         Executive Officer



Date:  July 15, 1996              By: /s/ Mark Feldman
                                     ----------------------------------------
                                       Mark Feldman
                                       Treasurer (principal financial officer
                                         and principal accounting officer)

                                EXHIBIT INDEX
                                -------------


                    Exhibit 27     Financial Data Schedule