Form 10QSB
period 1996-08-31
FRESH JUICE CO INC
filed 1996-10-15
CIK 802354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1996
Commission file No. 0-15320

                          The Fresh Juice Company, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                    11-2771046
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       35 Walnut Avenue, Suite 4,
           Clark, New Jersey                              07066
(Address of principal Executive offices)                (Zip Code)

Registrant's telephone number, including area code (908) 396-1112

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/                    No / /

The number of shares of $.01 par value Common Stock outstanding as of October 15, 1996 was 5,850,062.

                                     Part I

Item 1.  Financial Statements

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AUGUST 31, 1996 AND NOVEMBER 30, 1995

          ASSETS                                                         1996              1995
                                                                         ----              ----
                                                                      (Unaudited)
Current Assets:
    Cash and cash equivalents                                         $   342,733       $1,998,063
    Trade accounts receivable                                           1,768,228          591,727
    Inventories                                                         2,136,979        1,544,821
    Note receivable - Ultimate Juice                                           --          120,000
    Note receivable - Clear Springs Citrus                                150,000               --
    Advances to Clear Springs Citrus                                      393,932               --
    Other                                                                 127,317            3,747
                                                                      -----------       ----------
          Total Current Assets                                          4,919,189        4,258,358

Property, Plant and Equipment, at Cost:
    Land                                                                   30,000           30,000
    Building                                                            1,503,135          597,155
    Leasehold improvements                                                 33,764               --
    Equipment                                                           2,300,253          353,794
    Molds                                                                 224,333          196,338
    Automobiles                                                           116,158          103,058
    Construction in progress                                                   --        1,437,887
                                                                      -----------       ----------
                                                                        4,207,643        2,718,232
    Less accumulated depreciation                                         829,137          499,256
                                                                      -----------       ----------
          Net Property, Plant and Equipment                             3,378,506        2,218,976

Goodwill, Net of Accumulated Amortization of
    $68,472 at August 31, 1996                                          3,218,184               --

Note Receivable - Ultimate Juice                                               --           20,000

Intangible Assets, Net of Accumulated Amortization of $41,356
    at August 31, 1996 and $11,059 at November 30, 1995                   107,378           10,903

Other Assets                                                               13,740               --
                                                                      -----------       ----------
          TOTAL ASSETS                                                $11,636,997       $6,508,237
                                                                      ===========       ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Note payable to bank                                              $   405,000       $       --
    Current installments of long-term debt                                257,572           45,832
    Accounts payable and accrued expenses                               1,136,908          244,697
    Income taxes payable                                                   36,592           48,239
                                                                      -----------       ----------
          Total Current Liabilities                                     1,836,072          338,768

Long-Term Debt, Net of Current Installments                             1,317,428        1,529,168

Commitments and Contingency

Shareholders' Equity:
    Series preferred stock, par value $10; authorized
     7,000,000 shares at August 31, 1996; 200,000
     shares at November 30, 1995; none issued                                  --               --
    Common stock, par value $.01; authorized 30,000,000 shares at August 31, 1996; 5,000,000 shares at November 30, 1995;
     issued 4,902,000 shares at August 31, 1996 and 3,752,000
     shares at November 30, 1995; outstanding 4,690,062 shares
     at August 31, 1996 and 3,550,062 shares at November 30,
     1995                                                                  49,020           37,620
    Additional paid-in capital                                          6,232,590        2,396,490
    Retained earnings                                                   2,485,180        2,489,484
                                                                      -----------       ----------
                                                                        8,766,790        4,923,594
    Less cost of common shares held in treasury:
     211,938 shares at August 31, 1996 and November 30, 1995              283,293          283,293
                                                                      -----------       ----------
          Total Shareholders' Equity                                    8,483,497        4,640,301
                                                                      -----------       ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $11,636,997       $6,508,237
                                                                      ===========       ==========

See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                   (UNAUDITED)

                                                        1996              1995
                                                        ----              ----
Net Sales                                           $13,350,162        $7,423,025
Cost of Goods Sold                                    9,856,841         4,777,568
                                                    -----------        ----------
    Gross Profit                                      3,493,321         2,645,457

Selling, General and Administrative Expenses          3,149,501         2,234,608

Merger and Acquisition Expenses                         249,305                --
                                                    -----------        ----------
          Earnings From Operations                       94,515           410,849

Interest Income                                          38,733            93,264
Interest Expense                                        (96,462)               --
Other                                                     8,410            36,581
                                                    -----------        ----------
          Earnings Before Income Taxes                   45,196           540,694

Income Taxes                                             49,500           238,869
                                                    -----------        ----------
          Net Earnings (Loss)                            (4,304)          301,825

Retained Earnings, Beginning of Period                2,489,484         2,218,441
                                                    -----------        ----------
Retained Earnings, End of Period                    $ 2,485,180        $2,520,266
                                                    ===========        ==========

Net Earnings (Loss) Per Common Share                $       .00        $      .08
                                                    ===========        ==========

Weighted Average Number of Shares Outstanding         4,184,316         3,612,287
                                                    ===========        ==========


See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                           1996               1995
                                                                           ----               ----
Cash Flows From Operating Activities:
    Net earnings (loss)                                                $    (4,304)       $   301,825
    Adjustments to reconcile net earnings (loss) to net
       cash used in operating activities:
       Depreciation and amortization                                       279,615             60,001
       Gain on sales of investments                                             --            (14,680)
       Changes in assets and liabilities, net of assets acquired
        and liabilities assumed:
          Increase in trade accounts receivable                           (397,322)           (23,781)
          Increase in inventories                                         (456,498)        (1,034,383)
          Decrease (increase) in other current assets                     (122,420)             8,928
          Increase in accounts payable and accrued expenses                354,847            114,627
          Increase (decrease) in income taxes payable                      (42,318)           232,869
          Decrease in other current liabilities                                 --             (3,096)
                                                                       -----------        -----------
            Net Cash Used In Operating Activities                        (388,400)          (357,690)

Cash Flows From Investing Activities:
    Installments from note receivable - Ultimate Juice                      30,000             90,000
    Increase in advances to Clear Springs Citrus                          (393,932)                --
    Decrease in investments                                                     --            455,393
    Acquisitions of property and equipment                              (1,295,719)          (916,087)
    Acquisitions of intangible assets                                      (61,215)                --
    Cash acquired in Ultimate Juice merger                                  70,936                 --
                                                                       -----------        -----------
            Net Cash Used In Investing Activities                       (1,649,930)          (370,694)

Cash Flows From Financing Activities:
    Increase in note payable to bank                                       405,000                 --
    Purchase of treasury stock                                                  --             (9,933)
    Payment of advances - related party                                    (22,000)                --
                                                                       -----------        -----------
            Net Cash Provided By (Used In) Financing Activities            383,000             (9,933)
                                                                       -----------        -----------

Net Decrease in Cash and Cash Equivalents                               (1,655,330)          (738,317)

Cash and Cash Equivalents at Beginning of Period                         1,998,063          1,739,584
                                                                       -----------        -----------

Cash and Cash Equivalents at End of Period                             $   342,733        $ 1,001,267
                                                                       ===========        ===========




See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                   (UNAUDITED)

                                                       1996              1995
                                                       ----              ----
Net Sales                                           $5,570,523        $2,279,190
Cost of Goods Sold                                   4,207,626         1,400,921
                                                    ----------        ----------
    Gross Profit                                     1,362,897           878,269

Selling, General and Administrative Expenses         1,322,218           773,785

Merger and Acquisition Expenses                        170,465                --
                                                    ----------        ----------

          Earnings (Loss) From Operations             (129,786)          104,484

Interest Income                                         10,757            39,778
Interest Expense                                       (31,177)               --
Other                                                    3,448            11,468
                                                    ----------        ----------

          Earnings (Loss) Before Income Taxes         (146,758)          155,730

Income Taxes (Benefit)                                 (31,500)           79,025
                                                    ----------        ----------

          Net Earnings (Loss)                         (115,258)           76,705

Retained Earnings, Beginning of Period               2,600,438         2,443,561
                                                    ----------        ----------

Retained Earnings, End of Period                    $2,485,180        $2,520,266
                                                    ==========        ==========

Net Earnings (Loss) Per Common Share                $     (.02)       $      .02
                                                    ==========        ==========

Weighted Average Number of Shares Outstanding        4,690,062         3,622,416
                                                    ==========        ==========


See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 31, 1996 AND NOVEMBER 30, 1995
                                   (UNAUDITED)

(1) The consolidated financial information of The Fresh Juice Company, Inc. and Subsidiaries (the Company), included herein has been prepared by the Company and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended August 31, 1996 are not necessarily indicative of the operating results which may be achieved for the full year. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(2) Inventories at August 31, 1996 and November 30, 1995 consist of the following:

                                     1996           1995
                                     ----           ----
          Raw Materials           $   22,659     $    --
          Packaging materials        124,591        138,062
          Finished goods           1,989,729      1,406,759
                                  ----------     ----------
                                  $2,136,979     $1,544,821
                                  ==========     ==========

(3) In January 1996, Fresh Pik't Natural Foods, Inc., a wholly-owned subsidiary of the Company, was named as a defendant in a legal matter which seeks damages in excess of $250,000. Management of the Company believes that the ultimate resolution of this matter will not have a material impact on financial position or earnings of the Company.

(4) Effective April 1, 1996, the Company merged a newly formed wholly-owned subsidiary with and into The Ultimate Juice Company, Inc. (Ultimate), a privately-held Company which markets and distributes fresh squeezed juice primarily on the east coast. In exchange for all of the outstanding shares of Ultimate, the Company issued to the Ultimate shareholders 1,140,000 of previously unissued shares of its common stock. The merger has been accounted for as a purchase. On July 19, 1996 Ultimate changed its name to The Fresh Juice Company of New York, Inc. (hereinafter, Fresh N.Y. or Ultimate).

       The following table presents selected financial information (unaudited) for the Company and Ultimate on a pro-forma basis assuming the two companies had been combined for the nine months ended August 31, 1996 and 1995. Pro-forma results for the nine months ended August 31, 1996 include the results of the Company and Ultimate for the nine months ended August 31, 1996. Pro-forma results for the nine months ended August 31, 1995 include the results of the Company for the nine months ended August 31, 1995 combined with the results of Ultimate for the nine months ended June 30, 1995. Pro-forma results in each period include necessary pro-forma adjustments:

                                                         1996            1995
                                                         ----            ----
          Net Sales                                 $16,826,937      $15,987,224

          Net Earnings (Loss)                       $   (45,225)     $   202,627

          Net Earnings (Loss) Per Common Share      $      (.01)     $       .04

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

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 31, 1996 AND NOVEMBER 30, 1995
                                   (UNAUDITED)

(5) Effective September 1, 1996, Clear Springs Citrus, Inc. ("Clear Springs") was merged into the Company's wholly owned subsidiary The Fresh Juice Company of Florida, Inc.. In exchange for all of the outstanding shares of Clear Springs, the Company issued to the Clear Springs' shareholders 1,160,000 of previously unissued shares of its common stock. Clear Springs is the primary producer of fresh squeezed juice for the Company's wholly owned subsidiary, The Fresh Juice Company of New York, Inc., formerly known as Ultimate. The merger is expected to be accounted for under the purchase method.

(6)    The following is supplemental disclosure of cash flow information:

          Cash paid during the nine months for:        1996
                                                     -------
          Interest                                   $96,462
          Income Taxes                               $94,063

       Disclosure of non cash investing and financing activities:

       During the nine month period ended August 31, 1996, the Company acquired all of the outstanding common stock of Ultimate in exchange for 1,140,000 shares of its common stock. The fair value of Ultimate's assets and liabilities at the date of acquisition are presented below:

          Cash                                        $   70,936
          Trade accounts receivable                      779,179
          Inventory                                      135,660
          Prepaid expenses                                 1,150
          Note receivable - Clear Springs Citrus         150,000
          Other assets                                    13,740
          Property, plant and equipment                   44,657
          Goodwill                                     3,286,656
          Other intangible assets                         65,557
          Note payable - Fresh Juice Company            (110,000)
          Accounts payable and accrued expenses         (537,364)
          Income taxes payable                           (30,671)
          Advances - related party                       (22,000)
                                                      ----------
            Total purchase price                      $3,847,500
                                                      ==========

(7) During the nine month period ended August 31, 1996, the Company refinanced its existing long-term debt with Fleet Bank. The Company's new credit facility consists of a five year $1,100,000 term loan and a $2,500,000 line of credit.

(8) At the Annual Meeting of Stockholders of the Company held on August 29, 1996, the Company's stockholders authorized amendments to the Company's Certificate of Incorporation which:

          - Increased the authorized shares of the Company's common stock from 5,000,000 to 30,000,000

          - Increased the authorized shares of the Company's preferred stock from 200,000 to 7,000,000

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

         As set forth in the Company's Notes to Consolidated Financial Statements (Note 4) and the Quarterly Report on Form 10-QSB filed by the Company for the quarter ended February 29, 1996, effective April 1, 1996, the Company merged a newly formed wholly-owned subsidiary with and into The Ultimate Juice Company, Inc. ("Ultimate"), a privately-held company which markets and distributes fresh squeezed juice primarily on the east coast. Since the merger transaction with Ultimate became effective on April 1, 1996, Ultimate closed its previous fiscal year on March 31, 1996 and began its new fiscal year on April 1, 1996. Accordingly, the Consolidated Statements of Operations for the nine months ended August 31, 1996 consist of a consolidation of five months of operations (April - August) for Ultimate and nine months (December - August) for the Company. Effective July 19, 1996, Ultimate changed its name to The Fresh Juice Company of New York, Inc. (hereinafter, "Fresh N.Y.").

         The consolidation of this additional wholly-owned subsidiary has increased the Company's net sales for the quarter ended August 31, 1996 to $5,570,523 or 144% more than net sales of $2,279,190 for the corresponding quarter of the preceding year. For the nine months ended August 31, 1996, net sales have increased to $13,350,162 or 80% over net sales of $7,423,025 for the corresponding nine month period in the preceding year. As a result of the acquisition of Fresh N.Y., a reclassification of freight costs from selling, general and administrative expenses to costs of goods sold and an increase in the cost of fruit, costs of goods sold have increased (a) to $4,207,626 for the quarter ended August 31, 1996, an increase of 200% from $1,400,921 for the quarter ended August 31, 1995, and (b) to $9,856,841 for the nine months ended August 31, 1996, an increase of 106% from $4,777,568 for the nine months ended August 31, 1995.

         The acquisition of Fresh N.Y. and the Company's fresh juice production facility in Winter Haven, Florida (the "Winter Haven Plant") have also caused selling, general and administrative expenses to increase (a) to $1,322,218 for the quarter ended August 31, 1996, an increase of 71% from $773,785 for the quarter ended August 31, 1995, and (b) to $3,149,501 for the nine months ended August 31, 1996, an increase of 41% from $2,234,608 for the nine months ended August 31, 1995. In addition, the interest paid on the outside financing obtained in connection with purchasing and equipping the Winter Haven Plant has caused interest expense for the quarter and nine months ended August 31, 1996 to increase to $31,177 and $96,462, respectively. The Company reported no interest expense in the corresponding periods in the preceding year. In addition, the Company incurred one time costs related to the merger transaction with Fresh N.Y. for the quarter and nine months ended August 31, 1996 amounting to $170,465 and $249,305, respectively.

         As a result of higher fruit prices and merger related expenses, earnings from operations have declined and the Company incurred a loss from operations of $129,786 for the quarter ending August 31, 1996, as compared to earnings from operations of $104,484 for the corresponding quarter of the preceding year. As a result, earnings from operations for the nine months ended August 31, 1996 were $94,515, a 77% decrease as compared to the $410,849 earned in the corresponding nine month period in the preceding year. Similarly, earnings per share for the quarter ended August 31, 1996 have declined to a loss of $.02 per share as compared to earnings of $.02 per share for the corresponding quarter in the preceding year. Losses sustained in the first and third quarters have resulted in an overall decrease in earnings per share to a loss of less than $.01 per share for the nine month period ended
August 31, 1996 as compared to earnings of $.08 per share for the corresponding nine month period in the preceding year.

Financial Condition

         As set forth in the Company's Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1995, on August 3, 1995, the Company acquired a vacant 70,000 square foot warehouse building in Winter Haven, Florida for the purpose of constructing a state of the art juice processing plant. In connection therewith, the Company, through its wholly-owned subsidiary The Fresh Juice Company of Florida, Inc., purchased approximately $2,900,000 of fixtures and equipment which have been installed in the Winter Haven Plant. Approximately $1,800,000 of such costs have been financed from the Company's working capital, and the balance was financed through a bank loan. Primarily as a result of these construction and equipment costs, the Company's cash balance as of August 31, 1996 has decreased to $342,733 as compared to $1,998,063 as of November 30, 1995.

        As a result of the consolidation of the Company's additional wholly-owned subsidiary, both the current assets and total assets of the Company have increased to $4,919,189 and $11,636,997, respectively, as of August 31, 1996, as compared to $4,258,358 and $6,508,237, respectively, as of November 30, 1995. Specifically, the Company's trade accounts receivable as of August 31, 1996 increased to $1,768,228 as compared to $591,727 as of November 30, 1995. During the first seven months of the Company's fiscal year, the Company increased its level of "fresh-frozen" juice inventory to take advantage of the high quality of fruit available during the harvest season and to meet expected future demand for such products. In addition, Fresh N.Y. generally maintains a fresh squeezed juice inventory valued at approximately $175,000 more than that generally maintained by the Company prior to the merger transaction. As a result, the Company's inventory has increased to $2,136,979 as of August 31, 1996 as compared to $1,544,821 as of November 30, 1995. As of August 31, 1996, advances to Clear Springs were $393,932 resulting from loans made by the Company to Clear Springs to enable Clear Springs to pay off and restructure its existing debt. The Company reported no advances to Clear Springs as of
November 30, 1995. The completion of construction of the Winter Haven Plant and the installation of the additional equipment have increased the Company's balances for building and equipment, while reducing construction in progress from $1,437,887 as of November 30, 1995 to $0 as of August 31, 1996. As a result, the Company's combined balance for building, leasehold improvements and equipment as of August 31, 1996 has increased to $3,837,152 as compared to $950,949 as of November 30, 1995. Even after taking into consideration the $1,437,887 reduction in construction in progress, this represents a net increase in building, leasehold improvements and equipment of $1,448,316, representing over ninety-seven percent (97%) of the increase in the gross property plant and equipment balance as of August 31, 1996 of $4,207,643 as compared to the balance as of November 30, 1995 of $2,718,232. Accounts payable and accrued expenses increased to $1,136,908 for the nine months ended August 31, 1996 as compared to $244,697 as of November 30, 1995. This increase resulted primarily from the consolidation of Fresh N.Y.'s accounts payable into the Company's financial statements (approximately $500,000 as of the effective
date of the merger transaction with Fresh N.Y.) and increased   accounts
payable relating to the increased inventory levels as described above.

         The merger transaction with Fresh N.Y. has been accounted for as a purchase transaction resulting in goodwill net of accumulated amortization as of August 31, 1996 of $3,218,184. The Company reported no goodwill as of November 30, 1995. As described in Notes 4 and 6 to Consolidated Financial Statements, that merger transaction required the Company to issue 1,140,000 shares of its common stock par value $.01 resulting in a substantial increase in paid in capital, which increased to $6,232,590 as of August 31, 1996 as compared to $2,396,490 as of November 30, 1995.

Material Commitments

         In connection with the merger between The Fresh Juice Company of Florida, Inc. and Clear Springs, described in Note 5 to the Consolidated Financial Statements and in the Subsequent Event section below, the Company has arranged for additional renovations to the Winter Haven Plant so that the plant can accommodate the Company's anticipated increased volume, as well as the equipment and production requirements being transferred from Clear Springs' Winter Garden facility to the Winter Haven Plant. The anticipated costs of the labor and equipment purchased for these renovations is approximately $600,000 and is expected to be paid from the Company's cash flow. It is anticipated that the cost-savings associated with the consolidation of the production plants will serve to offset a substantial portion of this expense over time.

Liquidity

        The Company had working capital of $3,083,117 at August 31, 1996 compared to $3,919,590 at November 30, 1995. The Company requires capital to support its capital improvements and the level of inventory required to meet current demand as well as expected future increases in demand for its product. To provide additional liquidity, in August 1996, the Company obtained a $2,500,000 line of credit with Fleet Bank. In addition, the Company believes that during the 1996 harvesting season, which ended in August 1996, the Company processed sufficient product to meet its anticipated demand for fresh frozen products. A lack of availability of quality fruit and higher cost of citrus would hamper the Company's ability to maintain its rate of growth and its current gross profit level.

Subsequent Event

         Effective September 1, 1996, Clear Springs Citrus, Inc. ("Clear Springs"), the primary producer of fresh squeezed juice for the Company's wholly owned subsidiary Fresh N.Y. was merged into the Company's wholly owned subsidiary, The Fresh Juice Company of Florida, Inc. in accordance with the terms of the Merger Agreement dated March 31, 1996 by and among the Company, The Fresh Juice Company of Florida, Inc., Clear Springs, Brian Duffy and The Bogen Group, L.L.C. In exchange for all of the outstanding shares of Clear Springs, the Company issued to the shareholders of Clear Springs an aggregate of 1,160,000 of previously unissued shares of the Company's common stock. The merger with Clear Springs is expected to be accounted for as a purchase.

         On September 13, 1996 the Company filed a Current Report on Form 8-K with respect to the closing of this merger.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on August 29, 1996 (the "Annual Meeting"). Set forth below is a brief description of each matter voted upon at the Annual Meeting and the vote rendered as to each matter, including the number of abstentions and broker non-votes as to each such matter, and also including a separate tabulation with respect to each nominee for director.

         1. To approve the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 5,000,000 to 30,000,000.

         For               Against         Abstain      Broker Non-votes

         4,634,227         10,600            875               0

         2. To approve the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's preferred stock from 200,000 to 7,000,000.

         For               Against         Abstain       Broker Non-votes

         3,039,698         51,780           6,125            1,548,099

         3.       Election of directors:         For               Withheld

                  Steven M. Bogen                4,640,802           4,900
                  Steven Smith                   4,640,802           4,900
                  Jeffrey Smith                  4,639,677           6,025
                  Brian Duffy                    4,640,802           4,900

         4. To approve the adoption of the Company's 1996 Incentive Stock Option Plan.

         For                Against          Abstain      Broker Non-votes

         3,048,558          39,845            9,200           1,548,099

         5. To ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending November 30, 1996.

         For                Against          Abstain       Broker Non-votes

         4,644,702            800              200                  0

PART II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         (3(i)) Amendment to Certificate of Incorporation (filed as Exhibit 3(i) to the Company's Current Report on Form 8-K dated September 13, 1996).
         (27) Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed in the three month period ended August 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf of by the undersigned, thereunto duly authorized.

                                              THE FRESH JUICE COMPANY, INC.

Date:  October 15, 1996                       By: /s/ Steven M. Bogen
                                                  -----------------------------
                                                    Steven M. Bogen
                                                    Co-Chairman of the Board and
                                                    Chief Executive Officer

Date:  October 15, 1996                       By: /s/ Mark Feldman
                                                  -----------------------------
                                                    Mark Feldman, Chief
                                                    Financial Officer

                                  EXHIBIT INDEX

Exhibit

3(i)     Amendment to Certificate of Incorporation of The Fresh Juice Company,
         Inc.

(27)     Financial Data Schedule

         [Others]