Form 10KSB
period 1996-11-30
FRESH JUICE CO INC
filed 1997-03-17
CIK 802354

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                            ------------------------
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                  TO                  .

                         COMMISSION FILE NUMBER 0-15320
                         THE FRESH JUICE COMPANY, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                            ------------------------

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

                            ------------------------

                   ISSUER'S TELEPHONE NUMBER: (908) 396-1112

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 par value
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
           ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  [     ]

      STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $19,958,022

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): $5,787,797 (based on the $1 7/8 closing sale price of the Common Stock of the Company quoted on the NASDAQ System on February 24, 1997).

     State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date: 6,467,731 (as of February 24, 1997).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.
================================================================================

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
  ITEM 1.     Description of Business..................................................     1
  ITEM 2.     Description of Property..................................................     5
  ITEM 3.     Legal Proceedings........................................................     6
  ITEM 4.     Submission of Matters to a Vote of Security-Holders......................     7
PART II
  ITEM 5.     Market for Common Equity and Related Stockholder Matters.................     7
  ITEM 6.     Management's Discussion and Analysis or Plan of Operations...............     7
  ITEM 7.     Financial Statements.....................................................    11
  ITEM 8.     Changes in and Disagreements With Accountants on Accounting and Financial
              Disclosure...............................................................    11
PART III
  ITEM 9.     Directors, Executive Officers, Promoters and Control Persons.............    12
  ITEM 10.    Executive Compensation...................................................    15
  ITEM 11.    Security Ownership of Certain Beneficial Owners and Management...........    17
  ITEM 12.    Certain Relationships and Related Transactions...........................    18
PART IV
  ITEM 13.    Exhibits and Reports on Form 8-K.........................................    20
INDEX TO FINANCIAL STATEMENTS..........................................................    21
SIGNATURES.............................................................................    22

ITEM 1.  DESCRIPTION OF BUSINESS

1.  INTRODUCTION

     The Fresh Juice Company, Inc. (the "Company") was incorporated in the State of New York on July 15, 1985. Immediately prior to the closing of the Company's initial public offering on November 19, 1986, the Company was merged into its wholly-owned Delaware subsidiary so as to relocate its state of incorporation. The Company produces, markets and sells fresh squeezed and frozen "fresh squeezed" orange juice, grapefruit juice, fresh fruit smoothies and other non-carbonated beverages under the brand names "Just Pik't(R)", "Fresh Pik't(R)", "Florida Pik't(R)", "Ultimate(R)" and "Hansen's(R)". The majority of the juice produced by the Company is fresh squeezed orange juice.

2.  RECENT DEVELOPMENTS

     The Company acquired The Ultimate Juice Company, Inc. ("Ultimate") by merger effective April 1, 1996 (the "Ultimate Merger"), and as a result thereof, Ultimate became a wholly-owned subsidiary of the Company. In connection with the Ultimate Merger, all of the issued and outstanding capital stock of Ultimate was exchanged for 1,140,000 shares of the Company's, $.01 par value, common stock (the "Common Stock"). In connection with this transaction, Steven M. Bogen, the President of Ultimate, became Co-Chairman, Chief Executive Officer and Secretary of the Company. Steven Smith, the Company's founder, continues as Co-Chairman and President and was also named Assistant Secretary of the Company. The Ultimate Merger was accounted for as a purchase. Ultimate subsequently changed its name to The Fresh Juice Company of New York, Inc.

     The Company subsequently acquired Clear Springs Citrus, Inc. ("Clear Springs"), a privately held fresh citrus juice production facility, affiliated with Ultimate, that produced the majority of the fresh citrus juice distributed by Ultimate. The acquisition was accomplished by a merger effective September 1, 1996 (the "Clear Springs Merger") in which Clear Springs was merged into the Company's wholly-owned subsidiary, The Fresh Juice Company of Florida, Inc. ("Fresh Juice of Florida"). In connection with the Clear Springs Merger, all of the issued and outstanding capital stock of Clear Springs was exchanged for 1,160,000 shares of the Company's Common Stock. During a transitional period following the acquisition, Fresh Juice of Florida maintained operations at both the production facility owned by the Company at 1000 American Superior Boulevard, Winter Haven, Florida (the "Florida Plant") and Clear Springs' (leased) plant in Winter Garden, Florida. The assets of Clear Springs were subsequently incorporated into Fresh Juice of Florida's operations at the Company's Florida Plant. The Clear Springs Merger was also accounted for as a purchase.

     On December 2, 1996, the Company acquired by merger (the "Hansen's Merger") all of the outstanding capital stock of Hansen's Juices, Inc. ("Hansen's") in exchange for $90,000 in cash, 597,443 shares of the Company's Common Stock, warrants to purchase 300,000 shares of the Company's Common Stock for $3.00 per share and the assumption of Hansen's debt. The cash portion of the purchase price paid by the Company was funded from cash flow from the Company's operations. Hansen's was merged with and into The Fresh Juice Company of California, Inc. ("Fresh Juice of California"), a newly formed Delaware corporation and a wholly-owned subsidiary of the Company. Fresh Juice of California operates its business from the offices and plant leased by Hansen's in Azusa, California. The Hansen's Merger was also accounted for as a purchase. Simultaneously with the merger, the Company also restructured a portion of Hansen's existing debt obligations owed to Hansen's former stockholders and in connection therewith delivered $60,000 in cash and 20,226 shares of the Company's Common Stock to a former Hansen's stockholder.

                         INFORMATION ABOUT THE COMPANY

DESCRIPTION OF BUSINESS

  Products and Market

     As stated above, the Company produces, markets and distributes fresh and frozen "fresh squeezed" orange juice, grapefruit juice, fresh fruit smoothies and other non-carbonated beverages to both food service and retail customers under the brand names "Just Pik't(R)", "Fresh Pik't(R)", "Florida Pik't(R)", "Ultimate(R)" and "Hansen's(R)". The majority of the juice produced by the Company is fresh squeezed orange juice.

     Processed orange juice generates sales in the United States in excess of three billion dollars per year. The market is currently divided principally between chilled pasteurized orange juice, reconstituted concentrated orange juice and frozen concentrate. A number of companies, produce chilled pasteurized orange juice, including "Tropicana(R)", which is marketed as a premium product. Pasteurization is used to increase shelf life, since chilled fresh juices will ferment between seventeen to twenty days after bottling. However, because pasteurization involves cooking or heating the juice, the natural flavor and aroma of the juice is adversely affected. Further, as a nutritional matter, pasteurizing orange juice destroys valuable nutrients, and when sold in cartons, the juice loses its Vitamin C value while it is awaiting sale and consumption. The production of concentrate also involves cooking or heating, resulting in an adverse effect on the natural flavor, aroma and nutritional value of the juice. In addition, concentration involves the removal of water, resulting in a product containing a large percentage of sugar, thereby making it difficult to freeze completely. In order to eliminate this freezing problem, a natural element in the juice, pectinesterase (an enzyme which produces pectin), is eliminated, and when the concentrate is reconstituted there is a watery texture.

     As a result of the consumer demand for fresh squeezed orange juice remaining unsatisfied, certain retail food stores attempt to squeeze and bottle their own juice. Typically, such endeavors fail to produce a consistent product as it is difficult for such stores either to obtain quality juice oranges or to monitor the quality of the oranges they receive. In addition, the juice machines used by such stores often squeeze the rind, resulting in a bitter, oily taste.

     The Company sells its products directly or indirectly to supermarket-owned and independent warehouse distributors that distribute to supermarkets, institutions or retail outlets. No customer accounts for more than 10% of the Company's total revenues.

     The Company's major product lines, which feature orange, grapefruit, cranberry, lemonade, lemon, lime and other fresh juices and smoothies, are as follows:

          Fresh squeezed non-pasteurized juices. Sales of fresh squeezed non-frozen juice account for the majority of the Company's revenues. Due to the limited shelf life of fresh juice products, the Company distributed fresh juice primarily on the East Coast prior to the Hansen's Merger. The acquisition of Hansen's has provided the Company with a presence on the West Coast and the ability to distribute fresh juice products from a western distribution point. The majority of the Company's fresh squeezed juice is sold to food service customers including hotel chains and numerous restaurant chains and independent restaurants. The balance of the Company's fresh juice sales are through retail outlets including supermarkets and numerous convenience stores, delicatessens and corporate cafeterias. The Company's fresh squeezed juices are distributed under the "Fresh Pik't(R)", "Ultimate(R)", "Clear Springs(R)" and "Hansen's(R)" labels.

          Frozen fresh squeezed non-pasteurized juices. To produce frozen fresh squeezed juices, extracted fresh juice is packaged and flash frozen for distribution. The retail outlet or consumer defrosts the juice for retail sale or consumption. The freezing process eliminates the need for expedient distribution. The Company has a patent with respect to its process of preparing frozen juice products and the container used in such a process. The Company distributes the majority of its frozen fresh squeezed juice to retail outlets including supermarkets, natural food stores, warehouse clubs and convenience stores with the balance of sales to food service customers. The Company's frozen fresh squeezed juices are distributed under the "Just Pik't(R)" label.

     Other Products.

          In order to satisfy all of the juice needs of its fresh juice customers, the Company distributes pasteurized juices under the "Ultimate(R)" name. Additionally, the Company produces and ships full tankers of fresh squeezed juices for use by other juice producers outside of the Company's market areas.

     The Company also distributes certain related products such as waters and other noncompeting juices in limited market areas through its direct store delivery network.

     New Products.

          Smoothies and Nutritionally Fortified Juices. The Company has introduced its own line of smoothies and nutritionally fortified juices, which are blends of various fresh juices and purees. The Company believes that smoothies are a fast growing product segment. Originally introduced on the West Coast, the Company believes that smoothies are becoming increasingly popular due to their unique flavors and healthful qualities. This line includes a variety of blended fresh juices, including citrus based juices, antioxidants, vitamin enriched juices and banana based juice products. The smoothies are marketed under the "Just Pik't(R)" label. In addition, as a result of the Hansen's Merger, the Company now markets and distributes smoothies, nutritionally fortified and carrot based juices on the West Coast under the "Hansen's(R)" label through its wholly owned subsidiary, Fresh Juice of California.

          Organic Juices. In December 1995, to leverage its sales, marketing and distribution capability, the Company introduced a new line of non-pasteurized frozen fresh squeezed organic juices. The Company is marketing organic juices under the "Florida Pik't(R)" brand name. Organic juices are extracted from organically grown fruit, and the Company believes that this is a growing market niche. Organic juices provide the Company with an entree into a number of health food and other retail outlets augmenting the Company's existing line of fresh frozen juices. The Company currently offers both organic orange and grapefruit juice in one liter containers for both retail and institutional accounts.

          Fresh Juice Pre-made Cocktail Mixers. The Company has developed and begun marketing non-alcoholic natural juice cocktail mixers, including daiquiri and margarita mixers.

          Lemonade and Other Signature Beverages. The Company is developing specialty lemonades and other signature drinks for national food service accounts. Management is currently working with national restaurant chains to develop custom fruit beverages for their restaurants.

  Marketing and Advertising

     As stated above, "Just Pik't(R)", "Fresh Pik't(R)" and "Florida Pik't(R)" are currently sold in numerous supermarket chains in the New York area and other major markets throughout the United States. The Company's marketing of "Just Pik't(R)" and its other products are intended to emphasize their fresh taste and nutritional value. The Company is developing brand recognition for "Just Pik't(R)" as a superpremium fresh squeezed juice, and is utilizing its brand recognition to market other juices as well as other product line extensions.

  Distribution

     Prior to the acquisition of the Florida Plant, "Just Pik't(R)" was shipped by the Company to its independent distributors throughout the United States from its Florida processor using unaffiliated trucking companies. As a result of the acquisition of the Florida Plant, the Ultimate Merger and the Hansen's Merger, shipping of the majority of the Company's products now originates out of the Company's own production facilities, thereby providing the Company with increased control and flexibility over the distribution process.

  Production

     On December 1, 1995, the Company began production at the Florida Plant. As of November 30, 1996, the assets and production volume of Clear Springs have been fully incorporated into the Florida Plant. Substantially all of the Company's products are now produced at its own production facilities in Florida and California.

  Competition

     The market for orange juice and fruit beverages generally is highly competitive and is dominated by major companies such as Seagram of Canada ("Tropicana(R)") and The Coca-Cola Company ("Minute Maid(R)"), although presently the major orange juice companies are primarily involved in the production of chilled pasteurized juice and frozen or reconstituted concentrate juice. The Company views its niche in the fruit beverage industry as a producer, distributor and marketer or fresh squeezed, minimally processed juices and juice-based beverages. The Company believes that it competes effectively with its competitors on the basis of the quality of its products and its commitment to meeting its customer's needs.

  Patents and Proprietary Protection

     The Company was granted U.S. Patent No. 4,816,273 on March 28, 1989 related to a process for preparing a frozen whole juice product which upon defrosting has the taste and nutritional content of freshly squeezed whole juice, the process including filling a self-supporting bottle-like container with the whole juice. The U.S. Patent and Trademark Office recently reissued this patent with a broader claim coverage RE 35038. The trademarks "Just Pik't(R)", "Fresh Pik't(R)", "Florida Pik't(R)", "Ultimate(R)" and "Hansen's(R)" have been registered by the Company in the U.S. Patent and Trademark Office and with appropriate agencies in various foreign countries.

  Raw Material

     The only ingredient used to produce "Just Pik't(R)", "Fresh Pik't(R)", "Florida Pik't(R)," "Ultimate(R)" and "Hansen's(R)" orange and grapefruit juice is fresh citrus fruit. Similarly, "Hansen's(R)" and "Just Pik't(R)" Smoothie's are made with a blend of orange juice, apple juice (pasteurized or from concentrate), bananas, berries and other fruit purees. A lack of availability of quality fruit and higher cost of citrus and other fruits would hamper the Company's ability to maintain its rate of growth and its gross margin. The Company has expanded its product line from citrus juices only to other non-carbonated beverages, which to some extent will provide the Company with flexibility in the event that the price of a certain fruit should be dramatically increased. Although it can give no assurances, the Company expects the 1997 orange crop to be of exceptional flavor and in sufficient supply to meet its orders.

     The containers the Company uses for its frozen fresh juices are made of plastic and are manufactured by a major "blow molding" manufacturer. The Company owns the molds that are used to make the 1/3 liter, 1/4 liter and 1 liter bottles for its frozen fresh squeezed juices and the machines that fill the bottles and apply the tamper evident caps. The other bottles used by the Company are standard high density polyethylene containers. As there are several major independent plastic bottle manufacturers, the Company does not believe that it is dependent upon any one manufacturer for the production of the bottles it uses.

  Employees and Consultants

     The Company currently employs approximately two hundred and seventy one
(271) individuals. There are forty-one (41) employees working out of the Company's Northeast operations, including thirty (30) in New Jersey and eleven
(11) in New York. Additionally, the Company employs approximately one hundred and fifty (150) full-time, part-time and seasonal workers at its Florida Plant and eighty (80) employees at Fresh Juice of California's (Hansen's) production facility and offices in Azusa, California. The Company believes that this number of employees is sufficient to operate the Company. The Company's employees are not represented by a labor union, none of the Company's employees are subject to collective bargaining agreements and management believes employee relations to be good.

  Government Regulations

     The Company and its subsidiaries are subject to certain regulations of federal, state and local government authorities regarding distribution and sale of food products. Although the Company believes that it currently has all material government permits, licenses, qualifications and approvals for its operations, there can be no assurance that the Company will be able to continue to comply with or maintain the same.

     The State of Florida and the United States Department of Agriculture undertake an extensive inspection and sampling program of Florida citrus fruit before and during processing in an effort to maintain the quality and good name of Florida citrus products. The Company believes that this program provides it with an excellent means of quality control for its product.

     In December, 1996, the Food and Drug Administration (the "FDA") held hearings to determine whether additional safety measures were necessary to prevent food borne illnesses from occurring in fresh juice products. The hearings were a consequence of an outbreak of food borne illnesses on the West Coast, which were linked to fresh pressed apple juice produced by a West Coast juice producer. Preliminary indications are that the FDA will require certain manufacturing practices to insure the safety of fresh squeezed juices. Although it can give no assurances, the Company believes that the manufacturing practices likely to be required by the FDA will be no more stringent that those presently in place at the Company and already required by the Florida Department of Citrus. Since these safety measures are presently in place, the anticipated regulations from the FDA are not likely to have a material effect on the Company's business.

     The Company believes that it is in compliance with all environmental regulations affecting its operations.

DESCRIPTION OF PROPERTY

  Property Leased

     Northeast Offices and Warehouse

     The Company leases approximately 2,000 square feet of office space for its headquarters in Clark, New Jersey on a month to month basis. The Company also leases approximately 1,000 square feet of office space located at 350 Northern Boulevard, Great Neck, New York. The Great Neck lease terminates in November, 1997, and the Company plans to consolidate its Northeast Offices prior to such date. In addition, the Company leases a 10,000 square feet (6,000 square feet refrigerated) warehouse in Linden, New Jersey on a month-to-month basis.

     Florida Production Facility

     The Florida Plant, which is owned by the Company, is more fully described under the "Property Owned" section below.

     The Company continues to lease the production facility in Winter Garden where the business of Clear Springs Citrus, Inc. was located. The machinery and equipment from the Clear Springs production facility have been incorporated into the Florida Plant, and the building in Winter Garden is now being used as a distribution center for local deliveries in Florida. The lease on the Winter Garden facility terminates on December 31, 1998.

     West Coast Offices, Production Facility and Warehouse

     The Company's subsidiary, Fresh Juice of California, leases commercial space in Azusa, California, in which its offices, warehouse and production facility are located. The total amount of space leased is 37,000 square feet, consisting of 3,000 square feet of office space and 34,000 square feet of production and refrigerated warehouse space. The Fresh Juice of California lease is a 10 year lease with one five year option. The fourth year of the lease term begins on March 1, 1997.

  Property Owned

     The Florida Plant

     On August 3, 1995, the Company acquired the Florida Plant. The Florida Plant is located at 1000 American Superior Boulevard, Winter Haven, Florida and consists of a 70,000 square foot facility on four acres; 20,000 square feet of which consist of either chilled or freezer space. The Florida Plant contains the first spiral quick freeze system in the citrus industry. The Company acquired the Florida Plant from Universal Flavors, Inc. for an aggregate purchase price of $625,000, of which $150,000 was paid in cash on August 3, 1995 and the remaining $475,000 is payable pursuant to a promissory note and purchase money mortgage, bearing interest at the rate of seven per cent per annum and having a three year maturity with a balloon payment of $458,754 due on August 1, 1998. The land and building (exclusive of equipment) have an aggregate federal tax basis of $627,155, and the building (with a federal tax basis of $597,155) is being depreciated over thirty-nine (39) years on a straight line basis. The annual real estate taxes are approximately $19,000 and the realty tax rate is approximately 2%.

     The Company designed the Florida Plant to be capable of producing fresh squeezed juice, fresh frozen juice and pasteurized juice, in addition to other juice-based beverages. All processing in the Florida Plant is performed under refrigerated and sanitary conditions. The Company believes that the Florida Plant is one of the first facilities capable of producing such a variety of juices under completely refrigerated conditions. Each segment of the production process is separate and distinct with separate extraction rooms, filling rooms, blending rooms and a separate spiral freeze system for the frozen fresh squeezed juice.

     The Company believes that one of the most critical elements of producing quality fresh squeezed juice is the proper sorting of fruit to eliminate any fruit that would create impurities in such juice. The Company believes that the Florida Plant is one of the first facilities equipped with a pre-and post-screening system designed to eliminate impure fruit from reaching the extraction process. The Florida Plant is equipped with a laboratory designed to provide an additional measure of quality control to assist in the Company's goal of providing optimal flavor and shelf life for its customers. In addition, the Company maintains continuous USDA inspection.

     The initial budgeted cost of renovating and equipping the Florida Plant was approximately $2,300,000. Near completion of the initial phase of renovations, the Company acquired Clear Springs, and the Florida Plant was further renovated and improved to incorporate the assets from Clear Springs and to prepare for increased production levels. These additional renovations and improvements (phase two) were budgeted at approximately $800,000. As of the date hereof, the Florida Plant is fully operational and phase one and phase two of the renovation plan are substantially completed. However, repairs and regular maintenance are expected during fiscal year 1997 and some additional modifications may be required as production volume increases. As of November 30, 1996, $3,100,000 has been expended on the Florida Plant for renovations and equipment. Upon completion, the Company will have financed approximately $2,000,000 of such cost from working capital. In September, 1995, Fresh Juice of Florida, the wholly-owned subsidiary of the Company which operates and maintains the Florida Plant, entered into a loan agreement with Chemical Bank in the aggregate principal amount of $1,100,000 (the "Chemical Loan") to finance the remaining costs of renovating and equipping the Florida Plant. Of the aggregate $1,100,000 borrowed under the Chemical Loan, approximately $250,000 was used to finance certain leasehold improvements to the Florida Plant and approximately $850,000 was used to finance the purchase of machinery and equipment. The loan from Chemical Bank was refinanced in August 1996 with a $1,100,000 loan from Fleet Bank, N.A. bearing interest at a floating rate equal to Fleet Bank's Prime Rate (8.25% at November 30, 1996), which floating rate, at the Company's election, may be fixed, for one to three month periods throughout the term, based on current Libor contracts plus 175 basis points. The Fleet Bank loan is a sixty eight month loan maturing on March 1, 2002 and is scheduled to fully amortize by the maturity date.

     The Company believes that the properties it owns or leases are suitable and adequate to support the Company's present business level and that each of its properties is adequately covered by insurance.

LEGAL PROCEEDINGS

     In January 1996, Fresh Pik't Natural Foods, Inc., a wholly-owned subsidiary of the Company, was named as a defendant in a legal matter seeking damages in excess of $250,000. Pending court approval of same, the Company has settled the matter and is obligated to pay $10,000 over 6 months pursuant to the terms of the settlement. Under the terms of the settlement, payments will begin following court approval of the settlement, which is expected within the next sixty (60) days.

     The Company is subject to routine claims and lawsuits which arise in the ordinary course of business and are incidental to the Company's business. In addition, the Company's subsidiary, The Fresh Juice Company of California, Inc. (Hansen's), has been named as one of many defendants in a lawsuit filed by the Franchise

Holders of Southland Corporation ("Southland"), against Southland and a large number of the purveyors to the Franchisees of Southland, i.e., 7-Eleven stores. Hansen's was one of the purveyors that has been sued under that lawsuit. However, there is only one cause of action which pertains to Hansen's, and Hansen's is coupled in that count with Southland, The Coca-Cola Company and Pepsi-Cola Company. The basis of the cause of action is that each of the named purveyors conspired to fix prices on soft drinks by trying to set the Franchisees' retail price of their respective products in order for the Franchisee(s) to obtain a discount off the wholesale price. In the count in which Hansen's was named, the plaintiffs seek total damages in excess of $50,000.00. The case was filed in September, 1993 and is venued in the Superior Court of the State of California for the County of Alameda. Management of the Company believes that the ultimate resolution of this matter will not have a material impact on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS

     No matters have been submitted to a vote of security-holders during the fourth quarter of the 1996 fiscal year.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, $.01 par value, is traded in the over-the-counter market under the symbol "FRSH". Price quotations are available through the NASDAQ system. The following tabulation sets forth the high and low ask price quotations by quarter as reported by the NASDAQ System. The prices shown in the tabulation reflect actual transactions.

                                                                               CLOSING
                                                                             SALES PRICE
                                                                             ------------
                                                                             HIGH     LOW
                                                                             ----     ---
    1996
    Fourth fiscal quarter..................................................   $31/8   $1  /16
    Third fiscal quarter...................................................   $4      $2 1/8
    Second fiscal quarter..................................................   $43/4   $2 1/4
    First fiscal quarter...................................................   $33/8   $1 3/8
    1995
    Fourth fiscal quarter..................................................   $31/8   $1 3/4
    Third fiscal quarter...................................................   $33/4   $2
    Second fiscal quarter..................................................   $23/16  $1 7/8
    First fiscal quarter...................................................   $21/8   $1   /16

     The Company has not paid any dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company plans to retain its future earnings, if any, to finance the growth and development of its operations.

     As of February 24, 1997, there were approximately 165 holders of record of the Company's Common Stock

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     As more fully discussed in Item 1 of this Annual Report on Form 10-KSB, the Company acquired both Ultimate and Clear Springs during the year ended November 30, 1996. The Ultimate Merger became effective on April 1, 1996 and as such, Ultimate closed its previous fiscal year on March 31, 1996 and began its new fiscal year on April 1, 1996. The Clear Springs Merger became effective on September 1, 1996, and Clear Springs closed its previous fiscal year on August 31, 1996 and began its new fiscal year on September 1, 1996.

Accordingly, the consolidated statements of operations for the year ended November 30, 1996 consist of a consolidation of eight moths of operations (April 1, 1996-November 30, 1996) for Ultimate, three months of operations (September 1, 1996-November 30, 1996) for Clear Springs and twelve months (December 1, 1995-November 30, 1996) for the Company.

     Primarily as a result of the Ultimate Merger and the Clear Springs Merger (hereinafter the "Acquisitions"), the Company's net sales which were $8,171,803 in 1994 and $9,219,184 in 1995, respectively, have increased to $19,958,022 in 1996, representing a 116% increase in net sales over 1995 net sales.

     As a result of the increase in net sales due to the Acquisitions, gross profit, which was $3,007,997 in 1994 and $3,183,701 in 1995, increased to $4,071,605 in 1996, representing a 28% increase over gross profit in 1995. The gross profit increase was not as significant as the increase in net sales, due to a decrease in gross margin from 34.5% in 1995 to 20.4% in 1996. This decrease in gross margin was attributable to an increase in costs of goods sold from $6,035,483 in 1995 to $15,886,417 in 1996, an increase of 163%.

     In addition to a proportionate increase in costs of goods sold relating to increased revenues, costs of goods sold also increased due to higher fruit costs in Florida and on the west coast and a change in the product mix sold by the Company. Prior to fiscal year 1996, the Company was primarily a distributor of frozen fresh squeezed juices. However, as a result of the Acquisitions and the purchase of the Florida Plant, the Company's revenue mix has changed, and the Company is now a manufacturer and distributor of fresh squeezed frozen and non-frozen juices and other juice and non carbonated beverages, with the majority of the Company's revenues derived from the sale of fresh, non-frozen juices. The acquisition of the fresh, non-frozen product lines and the operation of the Florida Plant have brought significant new costs.

     The Company's frozen juices are produced only during the Florida harvest season when fruit costs are generally lower than they are outside of the Florida harvest season. Fruit for the fresh non-frozen juices is also purchased in Florida during the Florida harvest season, however, when high quality Florida fruit is not in season, the Company purchases juice for its fresh (non-frozen) juice from growers on the west coast. During these periods, costs of goods sold are usually higher than during the Florida season due to increased fruit costs and additional freight costs. During this past season, west coast juice costs and freight costs exceeded the typical seasonal increase experienced by Ultimate and Clear Springs in the same period of the previous year. During this period, packaged juice purchased from the west coast increased approximately 14% from 1995 to 1996 and raw juice purchased from the west coast, to be packaged in Florida, increase approximately 61% from 1995 to 1996. Accordingly, because of increased sales, the Company was purchasing more west coast product despite its increased costs. In addition, although purchased during the Florida harvest season, Florida fruit costs were up during fiscal year 1996, and the Company's costs of fruit, used to produce its frozen juice inventory, increased by approximately twenty percent (20%) in 1996 when compared to 1995 fruit prices.

     The Company's selling, general and administrative expenses have also increased as a result of the Acquisitions and the operation of the Florida Plant. Selling, general and administrative expenses, which were $2,451,055 and $2,820,356 in 1994 and 1995, respectively, have increased to $4,984,642 in 1996, representing a 77% increase over 1995 selling, general and administrative expenses. Prior to December of 1995, the Company was not a manufacturer and distributor of fresh squeezed juices. In December 1995, the Company began operations in its Florida Plant, thereby first becoming a manufacturer of fresh squeezed juices. The Fresh Juice Company of Florida, Inc., the wholly owned manufacturing subsidiary of the Company, incurred approximately $1.1 million in selling, general and administration expenses for the year ended November 30, 1996, including approximately $400,000 relating to the Clear Springs Acquisition. In addition, the acquisition of Ultimate and its consolidation into the Company's financial statements added approximately $2.0 million in selling, general and administrative expenses for the period.

     A significant portion of the increase in the Company's selling, general and administration expenses was incurred during the Company's fourth fiscal quarter, due in part to the acquisition of Clear Springs on September 1, 1996. Clear Springs was primarily a production company that historically had no material gross profits for the fourth quarter. Despite the fact that during the majority of the fourth quarter the Company's fresh squeezed juice was being purchased on the west coast, the consolidation of the Clear Springs' equipment and operations into the Florida Plant required the Company to maintain a labor force approximately equivalent to the labor force necessary when the Florida Plant is running at its normal Florida harvest season production volume. As a result, the labor costs during the fourth fiscal quarter far exceeded those that would have been incurred had the plants already been consolidated and running at staff levels consistent with production volumes outside of the Florida harvest season.

     The fourth quarter increase in selling, general and administrative expenses combined with the increased juice and freight costs experienced in the fourth quarter have resulted in a $1,007,552 loss from operations during the Company's fourth fiscal quarter. This fourth quarter loss combined with the $94,515 income from operations for the nine months ended August 31, 1996 have resulted in a $913,037 net loss from operations for the year ended November 30, 1996 as compared to earnings from operations of $556,942 and $363,345 for the fiscal year ended November 30, 1994 and 1995, respectively.

     The interest paid on the outside financing obtained in connection with purchasing and equipping the Florida Plant, as well as the Company's $2,500,000 line of credit for working capital, has caused interest expense to increase $115,147 from $24,355 in 1995 to $139,502 in 1996. These additional expenses have also contributed to the loss sustained by the Company during fiscal year 1996.

FINANCIAL CONDITION

     On August 3, 1995, the Company acquired the Florida Plant. In connection therewith, during the latter part of fiscal year 1995 and fiscal year 1996, the Company, through its wholly-owned subsidiary, The Fresh Juice Company of Florida, Inc., purchased approximately $3,550,000 of building improvements, fixtures and equipment which have been installed in the Florida Plant. Approximately $2,450,000 of such costs have been financed from the Company's working capital and line of credit, and the balance was financed through a bank loan. Primarily as a result of these construction and equipment costs, the Company's cash balance as of November 30, 1996 has decreased to $133,768 as compared to $1,998,063 as of November 30, 1995. The Company also incurred one time costs related to the Acquisitions in the amount of approximately $350,000, of which $293,000 have been capitalized. These additional expenses have also contributed to the reduction in the Company's cash balance as of November 30, 1996.

     As a result of the Acquisitions, both the current and total assets of the Company have increased to $4,425,756 and $15,281,472, respectively, as of November 30, 1996 compared to $4,258,358 and $6,508,237, respectively, as of November 30, 1995. Specifically, the Company's trade accounts receivable have increased to $2,236,781 as of November 30, 1996 as compared to $591,727 as of November 30, 1995.

     In addition, the Company now generally maintains a fresh squeezed juice inventory of approximately $175,000 to $225,000 in addition to the fresh-frozen juice inventory generally maintained by the Company prior to the Acquisitions. As a result, the Company's inventory has increased to $1,759,200 as of November 30, 1996 as compared to $1,544,821 as of November 30, 1995.

     As a result of the Acquisitions and the completion of the Florida Plant, the Company's balances for equipment, building and improvements have increased to $4,877,640 as of November 30, 1996 as compared to $950,949 as of November 30, 1996, while reducing construction in progress from $1,437,887 as of November 30, 1995 to $0 as of November 30, 1996.

     Accounts payable and accrued expenses have increased to $2,836,582 as of November 30, 1996 as compared to $244,697 as of November 30, 1995. This increase results from the consolidation of Ultimate's and Clear Springs' accounts payable and accrued expenses into the Company's financial statements and the increased payables associated with operating a manufacturing facility.

LIQUIDITY

     The Company had working capital of $624,104 at November 30, 1996 compared to $3,919,590 at November 30, 1995. The Company requires capital to support its capital improvements and the level of inventory required to meet current demand as well as expected future increases in demand for its products. To provide additional liquidity, in August 1996, the Company obtained a $2,500,000 line of credit with Fleet Bank. At year end, the amount drawn on the line was $705,000, leaving $1,795,000 available as of such date.

As of February 28, 1997, approximately $1,200,000 of the line of credit is still available, depending upon qualified levels of accounts receivable and inventories as defined in the Loan Agreement. The Company typically invests approximately $2.5 million from January through June to replenish its yearly fresh-frozen juice inventory. The Company believes that it has sufficient liquidity to conduct its business and to build its fresh-frozen inventory during the remainder of the Florida harvest season to meet the Company's current customers' demand for fresh frozen products. A lack of availability of quality fruit and higher cost of citrus would hamper the Company's ability to maintain its rate of growth and its current gross profit level. In connection with the Hansen's Merger, discussed in Item 1 of this Annual Report on Form 10-KSB, the Company assumed the debt obligations of Hansen's. The Company believes that the results of its operations (inclusive of Hansen's), will be sufficient to meet these additional debt obligations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under this new standard, a new fair value based method of accounting for stock-based compensation arrangements with employees is established. Entities may continue to use the Opinion 25 method or adopt the SFAS No. 123 fair value based method. The Company will continue to use the Opinion 25 method, and therefore SFAS No. 123 requires footnote disclosure of proforma net income and earnings per share information as if the fair value based method had been adopted. This Statement is effective for financial statements for fiscal years beginning after December 15, 1995, or for the fiscal year for which the Statement is initially adopted for recognizing compensation expense, whichever comes first.

     The Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed (SFAS No. 121). This new standard requires the assessment of the recoverability of long-lived assets and certain intangibles and related goodwill and recognition of any impairment losses. The Company does not believe the adoption of SFAS No. 121 will have a material effect on the Company's consolidated financial statements. This Statement is effective for fiscal years beginning after December 15, 1995.

ITEM 7.  FINANCIAL STATEMENTS

     See Index to Financial Statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                         THE FRESH JUICE COMPANY, INC.
                                1996 FORM 10-KSB

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     (a) Set forth below is certain information concerning the directors and executive officers of the Company:

                            YEAR FIRST
                             ELECTED           PRINCIPAL OCCUPATION
        NAME          AGE    TO BOARD       DURING THE PAST FIVE YEARS               POSITION
--------------------- ----  ----------   --------------------------------  -----------------------------
Steven M. Bogen         40     1996      Chief Executive Officer of The    Co-Chairman of Board of
                                         Ultimate Juice Company, Inc.      Directors, Chief Executive
                                         (now known as The Fresh Juice     Officer and Secretary of the
                                         Company of New York, Inc.) from   Company.
                                         1988 through present; Chairman
                                         of the Board of The Ultimate
                                         Juice Company, Inc. from 1989
                                         through March 31, 1996; Chairman
                                         of the Board of Clear Springs
                                         Citrus, Inc. from July 27, 1993
                                         through August 31, 1996;
                                         President of Clear Springs
                                         Citrus, Inc. from July 27, 1993
                                         through March 11, 1994; Co-
                                         Chairman of the Board, Chief
                                         Executive Officer, and Secretary
                                         of the Company since April 1,
                                         1996
Steven Smith            49     1985      Chairman of the Board, President  Co-Chairman of the Board of
                                         and Chief Executive Officer of    Directors, President and
                                         the Company from 1985 through     Assistant Secretary.
                                         March 31, 1996. Co-Chairman of
                                         the Board, President and
                                         Assistant Secretary of the
                                         Company since April 1, 1996.
Jeffrey Smith           25     1996      Graduate of the Wharton School    Director and Vice President
                                         at University of Pennsylvania in  of Strategic Development and
                                         May 1994. Investment Banking      Investor Relations.
                                         Analyst at LSG Advisors, a
                                         division of Societe Generale
                                         Securities Corporation from
                                         August 1994 through December
                                         1995. Vice President of
                                         Strategic Development and
                                         Investor Relations of the
                                         Company since February, 1996.
                                         Director of the Company since
                                         April 1, 1996. Son of Steven
                                         Smith.

                            YEAR FIRST
                             ELECTED           PRINCIPAL OCCUPATION
        NAME          AGE    TO BOARD       DURING THE PAST FIVE YEARS               POSITION
--------------------- ----  ----------   --------------------------------  -----------------------------
Brian Duffy             51     1996      President and Director of         Director, Vice President --
                                         Natural Juice Company since       National Operations,
                                         August, 1984; Director of Clear   President of The Fresh Juice
                                         Springs Citrus, Inc. from         Company of Florida, Inc.
                                         January 22, 1993 to August 31,
                                         1996; President of Clear Springs
                                         Citrus, Inc. from March 11, 1994
                                         to August 31, 1996; Director of
                                         the Company since April 1, 1996
Mark Feldman            34     N/A       Controller of The Ultimate Juice  Chief Financial Officer,
                                         Company, Inc. from 1989 to        Controller and Treasurer.
                                         present; Chief Financial Officer
                                         of The Ultimate Juice Company,
                                         Inc. from February 1995 through
                                         March 31, 1996; Treasurer and
                                         Controller of the Company since
                                         April 1, 1996, Chief Financial
                                         Officer of the Company since
                                         August 8, 1996
Jeffrey Heavirland      36     N/A       Director of Sales of Hansen's     President and Chief
                                         from July 1988 to December 1993;  Executive Officer of The
                                         Vice President of Sales and a     Fresh Juice Company of
                                         Director of Hansen's from         California, Inc.
                                         December 1993 to January 1994;
                                         Director, Vice President and
                                         Secretary of Hansen's from
                                         January 1994 to December 2,
                                         1996. President, Chief Executive
                                         Officer and Assistant Secretary
                                         of The Fresh Juice Company of
                                         California, Inc. from December
                                         2, 1996 to present

     Steven M. Bogen has been Co-Chairman of the Board of Directors, Chief Executive Officer and Secretary of the Company since April 1, 1996. Mr. Bogen was a founder of The Ultimate Juice Company, Inc. (now known as The Fresh Juice Company of New York, Inc.) and has served as its Chief Executive Officer since 1988. Mr. Bogen was the Chairman of the Board of The Ultimate Juice Company, Inc. from 1989 through March 31, 1996. He was the President of Clear Springs Citrus, Inc. from July 1993 through March 1994 and Chairman of the Board of Clear Springs Citrus, Inc. from July 1993 through August 31, 1996.

     Steven Smith is the founder of the Company and presently serves as a Co-Chairman of the Board of Directors and as the President and Assistant Secretary of the Company. Mr. Smith has been involved for more than 27 years of his business career in the marketing and distribution of various food products for major food companies. From 1969 to 1983 he was Executive Vice President and a significant shareholder of Calip Dairies, participating from its inception in the marketing of Frusen Gladje ice cream and Dolly Madison ice cream. From 1983 to 1985, Mr. Smith was General Manager of Elmhurst Milk & Cream, a major dairy operating in the New York City metropolitan area. From the Company's organization in July 1985 through April 1, 1996, the effective date of the Company's merger with The Ultimate Juice Company, Inc., Mr. Smith served as the Company's Chairman of the Board, President and Chief Executive Officer.

     Brian Duffy has been a Director of the Company since April 1, 1996. He has been the Vice President -- National Operations since August 1996 and President of The Fresh Juice Company of Florida, Inc. since October 1996. Mr. Duffy was President of Clear Springs Citrus, Inc. from March 1994 through September

1996 and Director of Clear Springs Citrus, Inc. from January 1993 to September 1996. Mr. Duffy has also been the President and a Director of the Natural Juice Company, a Chicago, Illinois juice distributor, since August 1984.

     Jeffrey Smith has been Vice President of Strategic Development and Investor Relations of the Company since February 1996 and a Director of the Company since April 1996. Prior to joining the Company, Mr. Smith was an investment banking financial analyst with LSG Advisors, a division of Societe Generale Securities Corporation, from August 1994 to January 1996. Mr. Smith is a graduate of the Wharton School at the University of Pennsylvania, May 1994 with concentrations in finance and accounting. Mr. Smith is the son of the founder of the Company, Steven Smith.

     Mark Feldman, CPA has been Chief Financial Officer of the Company since August 1996 and Treasurer and Controller of the Company since April 1, 1996. Mr. Feldman was Chief Financial Officer of The Ultimate Juice Company, Inc. from February 1995 through March 1996 and Controller of The Ultimate Juice Company, Inc. since 1989.

     Jeffrey Heavirland has been the President, Chief Executive Officer and Assistant Secretary of The Fresh Juice Company of California, Inc. since December 2, 1996. Mr. Heavirland was Vice President, Secretary and a Director of Hansen's Juices Inc. from January 1994 to December 2, 1996. Mr. Heavirland was Vice President of Sales and a Director of Hansen's Juices Inc. from December 1993 to January 1994. Mr. Heavirland was Director of Sales of Hansen's Juices Inc. from July 1988 to December 1993. Prior to joining Hansen's Juices Inc. in July of 1988, Mr. Heavirland owned and operated Hansen's Distributorships with combined territories covering 17 California counties and 2 counties in the state of Arizona.

     Executive officers serve until the next annual meeting of the Company's Board of Directors and until their respective successors are elected.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than 10% of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of such securities. To the Company's knowledge, based solely on a review of the copies of such reports furnished to it, during the fiscal year ending November 30, 1996, Section 16(a) filing requirements with respect to the Company's equity securities were met, except that, through inadvertence, (a) a Form 3 Initial Statement of Beneficial Ownership for Carol Smith, a former director of the Company, was never filed, which omission has been corrected and was previously reported in the Company's Proxy Statement relating to its annual meeting of stockholders held on August 29, 1996, and (b) a Form 4 Statement of Changes in Beneficial Ownership was not filed in connection with the purchase by Jeffrey Smith, a director of the Company, of 2000 shares of the Company's Common Stock in June 1996. This omission will be corrected.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash compensation in each of the last three completed fiscal years of (i) Steven M. Bogen, the Company's Co-Chairman, Chief Executive Officer and Secretary, and (ii) Steven Smith, the Company's Co-Chairman and President. The table omits other executive officers employed by the Company on November 30, 1996 because none of those officers received total annual salary and bonus from the Company in excess of $100,000 in the fiscal year ended November 30, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM
                                                                          COMPENSATION
                                                                       ------------------
                                                                             AWARDS
                                  ANNUAL COMPENSATION                  ------------------
                    ------------------------------------------------       SECURITIES
     NAME AND                                         OTHER ANNUAL         UNDERLYING           ALL OTHER
PRINCIPAL POSITION  YEAR   SALARY($)(1)   BONUS($)   COMPENSATION($)   OPTIONS/SARS(#)(2)   COMPENSATION($)(3)
------------------- -----  ------------   --------   ---------------   ------------------   ------------------
Steven M. Bogen....  1996     241,385(4)     --               --                 --                   --
  Co-Chairman and    1995          --        --               --                 --                   --
  Chief Executive    1994          --        --               --                 --                   --
  Officer
Steven Smith.......  1996     348,750        --               --                 --               22,500
  Co-Chairman and    1995     369,500        --               --                 --               22,500
  President          1994     348,700        --               --             60,000(5)            22,500

---------------
(1) This amount does not include perquisites and other personal benefits, securities or property because the aggregate amount thereof in each fiscal year did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2) During the last three completed fiscal years, the Company granted no restricted stock awards or stock appreciation rights (whether freestanding or in tandem with stock options).

(3) Reflects Company contributions for the account of Mr. Smith under the Company's employee pension plan.

(4) This amount represents the salary paid to Mr. Bogen by the Company during the fiscal year ended November 30, 1996. Between December 1, 1995 and March 31, 1996, Mr. Bogen served as the Chief Executive Officer and President of Ultimate. During such period, Mr. Bogen was paid salary in the aggregate amount of $53,400 and a bonus of $235,000.

(5) Reflects grant under Company's Stock Option Plan of presently exercisable option to purchase 60,000 shares of Company Common Stock at $3.50 per share.

STOCK OPTION GRANTS IN 1996

     During the last fiscal year, the Company granted no restricted stock awards, stock options or stock appreciation rights (whether freestanding or in tandem with stock options) to any of its named executive officers.

AGGREGATED STOCK OPTION/SAR EXERCISES IN 1996 AND OPTION/SAR VALUES AT NOVEMBER 30, 1996

     The following table shows stock options exercised by the Company's executive officers during 1996, including the aggregate value of any gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of November 30, 1996. Also reported are values for "in-the-money" options which represent the positive spread between the exercise price of outstanding stock options and the year-end price of the Company's common stock. Values for "out-of-the-money" options are not reported.

                          1996 FISCAL YEAR END OPTIONS

                                                                                           VALUE OF IN-THE-MONEY
                                                   NUMBER OF SECURITIES UNDERLYING              UNEXERCISED
                                                   UNEXERCISED OPTIONS AT 11/30/96      STOCK OPTIONS AT 12/31/96($)
                      SHARES ACQUIRED    VALUE     --------------------------------   --------------------------------
        NAME            ON EXERCISE     REALIZED   EXERCISABLE(1)   NOT EXERCISABLE   EXERCISABLE(2)   NOT EXERCISABLE
--------------------  ---------------   --------   --------------   ---------------   --------------   ---------------
Steven Smith........         0             $0          160,000               --          $125,000               --

---------------
(1) Includes options to purchase (i) 100,000 shares of Common Stock exercisable at $1.375 per share and (ii) 60,000 shares of Common Stock exercisable at $3.50 per share.

(2) Amount reflects valuation of options to purchase 100,000 shares of the Company's Common Stock at $1.375 per share, calculated by determining the difference between 2 5/8, the value of the Company's Common Stock at November 30, 1996 (as quoted on the NASDAQ System for such date) and the exercise price.

DIRECTORS' FEES.

     The Company's Directors do not receive any compensation for serving on its Board of Directors. Presently all of the members of the Company's Board of Directors are officers of the Company and receive compensation only for serving as officers of the Company. The following table sets forth the compensation paid or provided to all directors who are not named executive officers.

                                          CASH COMPENSATION                          SECURITY GRANTS
                              -----------------------------------------   --------------------------------------
                                 ANNUAL       MEETING     CONSULTING      NUMBER OF      NUMBER OF SECURITIES
            NAME              RETAINER FEES    FEES     FEES/OTHER FEES   SHARES(#)   UNDERLYING OPTIONS/SARS(#)
----------------------------  -------------   -------   ---------------   ---------   --------------------------
Jeffrey Smith...............      $0.00        $0.00        $68,750(1)        0                 50,000(2)
Brian Duffy.................      $0.00        $0.00        $50,000(1)        0                      0

---------------
(1) The Company's directors do not receive any fees or other compensation for serving as directors. The dollar amounts set forth above represent the salary and bonus paid to such director for serving as an officer of the Company or one of its subsidiaries during the fiscal year ended November 30, 1996.

(2) The Company's directors do not receive any fees or other compensation for serving as directors. The options were granted to Mr. Smith under the Company's 1996 Incentive Stock Option Plan to induce Mr. Smith to continue to remain in the Company's employ.

EMPLOYMENT AGREEMENTS

     On April 1, 1996, the Company entered into a new three-year agreement with Mr. Smith providing for an initial annual salary of $360,000, subject to adjustments to reflect increases in the consumer price index. Such agreement provides that the parties may extend the agreement for up to two additional terms of three years each for a total of six additional years.

     On April 1, 1996 the Company also entered into a three-year agreement with Mr. Bogen providing for an initial annual salary of $360,000, subject to adjustments to reflect increases in the consumer price index. Such agreement provides that the parties may extend the agreement for up to two additional terms of three years each for a total of six additional years.

INCENTIVE STOCK OPTION PLANS.

     In October, 1988, the Company's Board of Directors adopted The Fresh Juice Company, Inc. Incentive Stock Option Plan (the "Plan"). Pursuant to the Plan, options covering a maximum of 175,000 shares of the Company's Common Stock may be offered to key employees of the Company. At the date hereof, the Company has issued the full amount of such options. The exercise price of any stock option issued under the Plan is equal to at least 100% of the fair market value of the Company's Common Stock at the time the option is granted. All options granted expire 10 years from the date of the grant. At February 21, 1996, options to buy

160,000 shares of Common Stock had been granted to Steven Smith. Of such amount, options to buy 100,000 shares of Common Stock at the price of $1.375 per share are exercisable until October 15, 1998 and options to buy 60,000 such shares at a price of $3.50 per share are exercisable until December 15, 1998. In addition, options to buy 15,000 such shares at the price of $1.25, exercisable until 1998, have been granted to Kathy Siegel. Neither Mr. Smith nor Ms. Siegel have exercised any of their options as of the date hereof. On July 23, 1996, the Company's Board of Directors unanimously adopted the Company's 1996 Incentive Stock Option Plan (the "1996 Plan"), subject to stockholder approval thereof. Adoption of the 1996 Plan was approved by the Company's stockholders at the Company's annual meeting of stockholders held on August 29, 1996. Pursuant to the 1996 Plan, options covering a maximum of 500,000 shares of the Company's Common Stock may be offered to key employees. As of November 30, 1996, the Company had issued options covering 50,000 shares of the Company's Common Stock. The exercise price of any stock option issued or to be issued under the 1996 Plan is or shall be equal to at least 100% of the fair market value of the Company's Common Stock at the time the option is granted. All options granted or to be granted under the 1996 Plan expire 10 years from the date of the grant. The Board of Directors has not yet appointed a Stock Option Plan Committee, and presently, the Board of Directors recommends the key employees to receive options, the exercise price of such options and the number of shares subject to such options. At November 30, 1996, options to buy 50,000 shares of the Company's Common Stock, with an exercise price of $3.125, had been granted to Jeffrey Smith. The options granted to Jeffrey Smith are exercisable until July 22, 2001. The Company had also granted options to purchase 60,000 shares of the Company's Common Stock, exercisable at $3.125, to a former employee Paul Ballantine. However, Mr. Ballantine has resigned and his options have expired unexercised.

PENSION PLANS

     During the 1988 fiscal year the Company instituted an employee pension plan then covering all of its employees. Only employees who have been employed by the Company for three years are eligible to participate in the pension plan. Under the pension plan, contributions may not exceed 15% of the covered employee's salary. The amount of contributions for each employee is determined by the Board of Directors. In fiscal 1996, Mr. Smith was allocated $22,500 and all other eligible employees, as a group, were allocated $32,609.

     The Fresh Juice Company of New York, Inc., formerly known as The Ultimate Juice Company, Inc., maintains a 401(k) Plan for its employees with discretionary contributions by the Employer. The amount of discretionary contributions, if any, is determined by the Board of Directors of the Company. No contribution was made by the Company during the fiscal year ended November 30, 1996. The Company is in the process of bringing all of its employees under the 401(k) Plan presently in existence at The Fresh Juice Company of New York, Inc., and the Company's existing employee pension plan described above will terminate on December 31, 1997.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following tables set forth, as of February 24, 1997, information concerning (a) the number and percentage of existing securities of the Company beneficially owned by (i) each director, (ii) each executive officer of the Company, (iii) the shares of common stock owned by all directors and executive officers as a group; and (iv) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock. Each person named or included in a group has sole voting and investment power with respect to his shares.

SECURITY OWNERSHIP OF MANAGEMENT.

                                                                      COMMON STOCK         PERCENT OF
 NAME AND ADDRESS OF BENEFICIAL OWNER OR NUMBER OF PERSONS IN   BENEFICIALLY OWNED AS OF     COMMON
GROUP                                                               DECEMBER 3, 1996       STOCK OWNED
--------------------------------------------------------------  ------------------------   -----------
Steven Smith..................................................          1,633,362(1)           24.6%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Steven M. Bogen...............................................          1,449,408              22.4%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Brian Duffy...................................................            300,000               4.6%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Jeffrey Heavirland............................................            120,524(2)            1.9%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Jeffrey Smith.................................................             71,919(3)            1.1%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Mark Feldman..................................................             58,550               0.9%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
All directors and executive officers as a group (6 in
  number).....................................................          3,633,763              54.1%

---------------
(1) This amount includes Steven Smith's options to purchase (i) 100,000 shares of Common Stock at $1.375 per share, exercisable until 1998 and (ii) 60,000 shares of Common Stock at $3.50 per share, exercisable until 1998.

(2) This amount includes Jeffrey Heavirland's warrant to purchase 42,857 shares of the Company's Common Stock at $3.00, exercisable until November 30, 2001.

(3) This amount includes Jeffrey Smith's options to purchase 50,000 shares of Common Stock at $3.125 per share, exercisable until July 22, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     1. Merger with The Ultimate Juice Company, Inc. On March 31, 1996, the Company entered into a Merger Agreement (the "Merger Agreement") with and among the Company, Ultimate, the stockholders of Ultimate (the "Selling Stockholders") and The Fresh Juice Acquisition Company, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub"). The Merger Agreement provided for the merger of Merger Sub with and into Ultimate (the "Ultimate Merger"), with all of the issued and outstanding common stock of Ultimate being exchanged for 1,140,000 shares of the Company's Common Stock (the "Merger Shares").

     The Ultimate Merger became effective on April 1, 1996 and was (1) accounted for as a purchase and (2) a "reorganization" under the Internal Revenue Code.

     Pursuant to the Merger Agreement, the Merger Shares were not registered with the Securities and Exchange Commission (the "Commission") and constitute restricted stock under Rule 144 of the Commission. However, the Company and the Selling Stockholders have entered into a Registration Rights Agreement dated March 31, 1996, which gives the Selling Stockholders the right to demand registration of a portion of the Merger Shares under certain circumstances.

     Steven M. Bogen, the President of Ultimate, became Co-Chairman, Chief Executive Officer and Secretary of the Company. Steven Smith continued as Co-Chairman and President and was also named Assistant Secretary of the Company. Jeffrey Smith, the Company's Vice President of Strategic Development and Investor Relations was elected as a director of the Company. Mark Feldman, a stockholder, Chief Financial Officer, Controller and Director of The Ultimate Juice Company, Inc., was named Treasurer of the Company.

     In connection with the Merger Agreement, Steven M. Bogen and Steven Smith entered into a Stockholder's Agreement (the "Stockholder's Agreement") whereby each agreed, among other things, to (a) keep the number of directors of the Company at an even number, (b) each nominate one-half of the number of directors eligible for election each year, (c) vote for the other's nominees for director, and (d) not sell their respective stock in the Company other than pursuant to broker sales or an effective Registration Statement. Upon consummation of the Ultimate Merger, Steven M. Bogen and Steven Smith owned in the aggregate 2,218,108 shares of the Company's Common Stock (approximately 47.3% of the issued and outstanding Common Stock of the Company at such time).

     2. Merger With Clear Springs Citrus, Inc. On March 31, 1996, the Company entered into a Merger Agreement with and among the Company, its wholly owned subsidiary, The Fresh Juice Company of Florida, Inc., Clear Springs, Brian Duffy and The Bogen Group, L.L.C. (the "Clear Springs Merger Agreement"). The Clear Springs Merger Agreement provided for the merger of Clear Springs with and into The Fresh Juice Company of Florida, Inc. (the "Clear Springs Merger"), with all of the issued and outstanding common stock of Clear Springs being exchanged for 1,160,000 shares of the Company's Common Stock (the "Clear Springs Merger Shares"). The Clear Spring's merger closed and became effective on September 1, 1996 and was (1) accounted for as a purchase and (2) a "reorganization" under the Internal Revenue Code. Upon consummation of the Clear Springs Merger, Steven
M. Bogen and Steven Smith owned in the aggregate 2,938,008 shares of the Company's Common Stock (approximately 50.4% of the issued and outstanding Common Stock of the Company at such time).

     Pursuant to the Clear Springs Merger Agreement, the Clear Springs Merger Shares were not registered with the Commission and constitute restricted stock under Rule 144 of the Commission. However, the Company and each of the recipients of the Clear Springs Merger Shares (the "Clear Springs Selling Stockholders") have entered into a Registration Rights Agreement dated August 29, 1996, which gives the Clear Springs Selling Stockholders the right to demand registration of a portion of the Clear Springs Merger Shares under certain circumstances.

     3. Supply Agreement with Natural Juice Company. By agreement dated March 31, 1996, the Company entered into a supply, distribution and requirements agreement (the "Supply Agreement") with Natural Juice Company, an Illinois corporation controlled by Brian Duffy, a director and stockholder of the Company and the President of The Fresh Juice Company of Florida, Inc. The Supply Agreement has an initial term of five (5) years with two (2) five (5) year renewals at Natural Juice Company's option. The Company sold $458,972 of product to Natural Juice Company during fiscal 1996.

     4. Merger with Hansen's Juices, Inc. On November 18, 1996, the Company entered into a merger agreement with and among the Company, its wholly owned subsidiary, The Fresh Juice Company of California, Inc., Hansen's, Gary Hansen, Jeffrey Heavirland, Burton S. Rosky and Leatrice J. Rosky Family Trust of 1995, Gary Todd, David Burger and Timothy Kane (the "Hansen's Merger Agreement"). The Hansen's Merger Agreement provided for the merger of Hansen's with and into The Fresh Juice Company of California, Inc. (the "Hansen's Merger"), with all the issued and outstanding common stock of Hansen's being exchanged for 597,443 shares of the Company's Common Stock (the "Hansen's Merger Shares"), $90,000 in cash, warrants to purchase 300,000 shares of the Company's Common Stock for $3.00 per share and the assumption of Hansen's debt. The Hansen's Merger closed and became effective on December 2, 1996 and was (1) accounted for as a purchase and (2) a "reorganization" under the Internal Revenue Code.

     Pursuant to the Hansen's Merger Agreement, the Hansen's Merger Shares were not registered with the Commission and constitute restricted stock under Rule 144 of the Commission. However, the Company and each of the recipients of the Hansen's Merger Shares (the "Hansen's Selling Stockholders") have entered into a Registration Rights Agreement dated November 27, 1996, which gives the Hansen's Selling Stockholders the right to demand registration of a portion of the Hansen's Merger Shares under certain circumstances.

ITEM 13.  EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibits

     2(i)    Certificate of Amendment to Certificate of Incorporation -- incorporated by reference to Exhibit 3(i) to the Company's 10-QSB for the quarter ended August
             31, 1996, filed October 15, 1996, SEC File No. 0-15320.
     3(ii)   By-laws -- incorporated by reference to Exhibit 3.2 to the Company's
             Registration Statement, SEC File NO. 33-8878-NY on Form S-18.
     9       Stockholders Agreement dated March 31, 1996 between Steven Smith and Steven M.
             Bogen -- incorporated by reference to Exhibit 10(b) of the Company's Current
             Report on form 8-K dated March 31, 1996, SEC File No. 0-15320, (the "March 31,
             1996 8-K")
    10(a)    Stockholder's Agreement dated March 31, 1996 between Steven Smith and Steven M.
             Bogen -- incorporated by reference to Exhibit 10(b) of the March 31, 1996 8-K
    10(b)    1996 Incentive Stock option Plan -- incorporated by reference to Exhibit 10(b)
             of the Company's Definitive Proxy Statement filed in connection with the
             Company's Annual Stockholders meeting held on August 29, 1996, SEC File No.
             0-15320.
    10(c)    Employment Agreement effective April 1, 1996 with Steven Smith -- incorporated by reference to Exhibit 10(d) of the March 31, 1996 8-K
    10(d)    Employment Agreement effective April 1, 1996 with Steven M.
             Bogen -- incorporated by reference to Exhibit 10(e) of the March 31, 1996 8-K
    10(e)    Supply Agreement dated March 31, 1996 with Natural Juice Company,
             Inc. -- incorporated by reference to Exhibit 10(f) of the March 31, 1996 8-K
    10(f)*   Loan Agreement dated August 5, 1996 among the Company, The Fresh Juice Company of Florida, Inc., The Fresh Juice Company of New York, Inc. and Fleet Bank, N.A.
    21*      Subsidiaries of small business issuer
    27*      Financial Data Schedule

     (b) Reports on Form 8-K.

         None.
---------------
* Exhibits filed herewith

                         INDEX TO FINANCIAL STATEMENTS

THE FRESH JUICE COMPANY, INC. AND SUBSIDIARIES

     Audited consolidated financial statements and related documents as of November 30, 1996 and 1995 and for the three years ended November 30, 1996 are presented herein on the following pages:

    Independent Auditors' Report..................................................  F-1
    Consolidated Balance Sheets as of November 30, 1996 and 1995..................  F-2
    Consolidated Statements of Earnings for the years ended November 30, 1996,
      1995 and 1994...............................................................  F-3
    Consolidated Statements of Shareholders' Equity for the years ended November
      30, 1996, 1995 and 1994.....................................................  F-4
    Consolidated Statements of Cash Flows for the years ended November 30, 1996,
      1995 and 1994...............................................................  F-5
    Notes to Consolidated Financial Statements....................................  F-6

     In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE FRESH JUICE COMPANY, INC.
                                                       (Registrant)

                                          By:       /s/ STEVEN M. BOGEN
                                            ------------------------------------
                                              Steven M. Bogen, Co-Chairman of
                                                            Board
                                                and Chief Executive Officer

                                          By:        /s/ STEVEN SMITH
                                            ------------------------------------
                                              Steven Smith, Co-Chairman of the
                                                            Board
                                                       and President

Date: March 17, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURES                                 TITLE                       DATE
------------------------------------------    --------------------------------    ---------------

/s/ STEVEN M. BOGEN                           Co-Chairman of the Board, Chief     March 17, 1997
------------------------------------------    Executive Officer and Secretary
Steven M. Bogen                               (principal executive officer)

/s/ STEVEN SMITH                              Co-Chairman of the Board and        March 17, 1997
------------------------------------------    President
Steven Smith

/s/ BRIAN DUFFY                               Director                            March 17, 1997
------------------------------------------
Brian Duffy

/s/ JEFFREY SMITH                             Director                            March 17, 1997
------------------------------------------
Jeffrey Smith

/s/ MARK FELDMAN                              Chief Financial Officer and         March 17, 1997
------------------------------------------    Treasurer (principal financial
Mark Feldman                                  officer and principal accounting
                                              officer)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Fresh Juice Company, Inc.
  and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of The Fresh Juice Company, Inc. and subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fresh Juice Company, Inc. and subsidiaries as of November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1996 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

February 28, 1997
Short Hills, New Jersey

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1996 AND 1995

                                                                        1996            1995
                                                                     -----------     ----------
ASSETS
Current assets:
  Cash and cash equivalents........................................  $   133,768     $1,998,063
  Trade accounts receivable, net of allowance for doubtful accounts
     of $50,000 in 1996 and $0 in 1995.............................    2,236,781        591,727
  Inventories......................................................    1,759,200      1,544,821
  Current portion of notes receivable..............................           --        120,000
  Prepaid and other current assets.................................      296,007          3,747
                                                                     -----------     ----------
          Total current assets.....................................    4,425,756      4,258,358
                                                                     -----------     ----------
Property, plant and equipment, at cost:
  Land.............................................................       30,000         30,000
  Building and improvements........................................    1,740,229        597,155
  Equipment........................................................    3,137,411        353,794
  Molds............................................................      224,333        196,338
  Automobiles......................................................      143,358        103,058
  Construction-in-progress.........................................           --      1,437,887
                                                                     -----------     ----------
                                                                       5,275,331      2,718,232
  Less accumulated depreciation....................................      820,646        499,256
                                                                     -----------     ----------
          Net property, plant and equipment........................    4,454,685      2,218,976
Note receivable, net of current portion............................           --         20,000
Excess cost over estimated fair values of net assets acquired, net
  of accumulated amortization of $126,748 in 1996..................    6,110,947             --
Trademarks, patents, and other intangibles, net of accumulated amortization of $23,108 and $11,059 in 1996 and 1995,
  respectively.....................................................      140,084         10,903
Other assets.......................................................      150,000             --
                                                                     -----------     ----------
          Total assets.............................................  $15,281,472     $6,508,237
                                                                     ===========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable.....................................................      705,000             --
  Current installments of long-term debt...........................      260,070         45,832
  Accounts payable and accrued expenses............................    2,836,582        244,697
  Income taxes payable.............................................           --         48,239
                                                                     -----------     ----------
          Total current liabilities................................    3,801,652        338,768
Long-term debt, net of current installments........................    1,524,562      1,529,168
Deferred income taxes..............................................       34,000             --
                                                                     -----------     ----------
          Total liabilities........................................    5,360,214      1,867,936
                                                                     -----------     ----------
Shareholders' equity:
  Series preferred stock par value $10. Authorized 7,000,000
     shares; none issued...........................................           --             --
  Common stock, par value $.01. Authorized 30,000,000 shares;
     issued 6,062,000 and 3,762,000 shares; in 1996 and 1995,
     respectively..................................................       60,620         37,620
  Additional paid-in capital.......................................    8,583,490      2,396,490
  Retained earnings................................................    1,560,441      2,489,484
                                                                     -----------     ----------
                                                                      10,204,551      4,923,594
  Less cost of common shares held in treasury: 211,938 shares in
     1996 and 1995.................................................      283,293        283,293
                                                                     -----------     ----------
          Total shareholders' equity...............................    9,921,258      4,640,301
Commitments and contingency (notes 5, 8 and 11)
                                                                     -----------     ----------
          Total liabilities and shareholders' equity...............  $15,281,472     $6,508,237
                                                                     ===========     ==========

          See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                                           1996            1995           1994
                                                        -----------     ----------     ----------
Net sales.............................................  $19,958,022     $9,219,184     $8,171,803
Cost of goods sold....................................   15,886,417      6,035,483      5,163,806
                                                        -----------      ---------      ---------
                                                          4,071,605      3,183,701      3,007,997
Selling, general and administrative expenses..........    4,984,642      2,820,356      2,451,055
                                                        -----------      ---------      ---------
          Earnings (loss) from operations.............     (913,037)       363,345        556,942
Interest and other income, net........................       63,496        104,104         88,292
Interest expense......................................     (139,502)       (24,355)            --
                                                        -----------      ---------      ---------
          Earnings (loss) before provision for income
            taxes.....................................     (989,043)       443,094        645,234
Provision (benefit) for income taxes..................      (60,000)       172,051        256,396
                                                        -----------      ---------      ---------
          Net earnings (loss).........................  $  (929,043)    $  271,043     $  388,838
                                                        ===========      =========      =========
Net earnings (loss) per common share..................  $      (.20)    $      .07     $      .11
                                                        ===========      =========      =========
Weighted average number of common and common
  equivalent shares outstanding.......................    4,601,349      3,889,740      3,612,679
                                                        ===========      =========      =========

          See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                           COMMON STOCK       ADDITIONAL                                TOTAL
                                        -------------------    PAID-IN      RETAINED     TREASURY    SHAREHOLDERS'
                                         SHARES     AMOUNT     CAPITAL      EARNINGS       STOCK        EQUITY
                                        ---------   -------   ----------   -----------   ---------   ------------
Balance at November 30, 1993........... 3,762,000   $37,620   $2,396,490   $ 1,829,603   $(273,360)  $  3,990,353
Net earnings for the year end November
  30, 1994.............................        --        --           --       388,838          --        388,838
                                        ---------   -------    ---------   -----------   ---------    -----------
Balance at November 30, 1994........... 3,762,000    37,620    2,396,490     2,218,441    (273,360)     4,379,191
Purchase of 4,800 shares of treasury
  stock................................        --        --           --            --      (9,933)        (9,933)
Net earnings for the year ended
  November 30, 1995....................        --        --           --       271,043          --        271,043
                                        ---------   -------    ---------   -----------   ---------    -----------
Balance at November 30, 1995........... 3,762,000    37,620    2,396,490     2,489,484    (283,293)     4,640,301
Net loss for the year ended November
  30, 1996.............................        --        --           --      (929,043)         --       (929,043)
Shares of common stock issued to
  acquire The Ultimate Juice Company,
  Inc.................................. 1,140,000    11,400    3,066,600            --          --      3,078,000
Shares of common stock issued to
  acquire Clear Springs Citrus, Inc.... 1,160,000    11,600    3,120,400            --          --      3,132,000
                                        ---------   -------    ---------   -----------   ---------    -----------
Balance at November 30, 1996........... 6,062,000   $60,620   $8,583,490   $ 1,560,441   $(283,293)  $  9,921,258
                                        =========   =======    =========   ===========   =========    ===========

          See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                                          1996            1995            1994
                                                       -----------     -----------     ----------
Cash flows from operating activities:
  Net earnings (loss)................................  $  (929,043)    $   271,043     $  388,838
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Depreciation and amortization.................      467,458          68,101         52,727
       Changes in assets and liabilities:
          Decrease (increase) in trade accounts
            receivable...............................     (371,417)         87,665         11,513
          Decrease (increase) in inventories.........      101,962        (171,109)      (140,359)
          Decrease (increase) in prepaid and other
            current assets...........................     (106,286)         12,774           (799)
          Decrease in other assets...................                      (10,107)            --
          Increase (decrease) in accounts payable and
            accrued expenses.........................    1,038,602        (234,911)        77,290
          Increase (decrease) in income taxes
            receivable/payable.......................     (161,228)        118,733       (451,004)
                                                       -----------     -----------     ----------
            Net cash provided by (used in) operating
               activities............................       40,048         142,189        (61,794)
                                                       -----------     -----------     ----------
Cash flows from investing activities:
  Increase in advances and note receivable...........     (363,932)             --       (300,000)
  Installments from note receivable..................           --         120,000         40,000
  Decrease in short-term investments.................           --         789,116        208,207
  Acquisitions of property, building and equipment...   (1,885,245)     (1,685,893)       (84,468)
  Escrow advance -- Hansen's Juices, Inc.............     (150,000)             --             --
  Acquisition costs..................................     (293,000)             --             --
  Acquisition of cash................................       82,834              --             --
                                                       -----------     -----------     ----------
            Net cash used in investing activities....   (2,609,343)       (776,777)      (136,261)
                                                       -----------     -----------     ----------
Cash flows from financing activities:
  Proceeds on note payable...........................      705,000              --             --
  Purchase of treasury stock.........................           --          (9,933)            --
  Proceeds from long-term debt.......................    1,100,000       1,100,000             --
  Payments on long-term debt.........................   (1,100,000)             --             --
                                                       -----------     -----------     ----------
            Net cash provided by financing
               activities............................      705,000       1,090,067             --
                                                       -----------     -----------     ----------
            Net increase (decrease) in cash and cash
               equivalents...........................   (1,864,295)        455,479       (198,055)
Cash and cash equivalents at beginning of year.......    1,998,063       1,542,584      1,740,639
                                                       -----------     -----------     ----------
Cash and cash equivalents at end of year.............  $   133,768     $ 1,998,063     $1,542,584
                                                       ===========     ===========     ==========
Supplemental cash flow and non cash investing and
  financing activities information:
  Income taxes paid..................................  $    53,914     $    53,318     $  706,900
                                                       ===========     ===========     ==========
  Interest paid......................................  $   129,735     $    16,542     $       --
                                                       ===========     ===========     ==========
Fair value of assets acquired........................  $ 8,691,518     $        --     $       --
Debt and liabilities assumed.........................    2,481,518              --             --
                                                       -----------     -----------     ----------
Fair value of common stock issued....................  $ 6,210,000     $        --     $       --
                                                       ===========     ===========     ==========

          See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NOVEMBER 30, 1996, 1995 AND 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization

     The Fresh Juice Company Inc. (the Company), produces, markets and sells fresh and frozen fresh-squeezed fruit juices and other non-carbonated beverages to both food service and retail customers. The majority of the juice produced by the Company is fresh squeezed orange juice.

     Effective April 1, 1996, the Company acquired all of the outstanding capital stock of The Ultimate Juice Company, Inc. (Ultimate) in exchange for 1,140,000 shares of the Company's common stock valued at $3,078,000. This merger has been accounted for as a purchase.

     Effective September 1, 1996, the Company acquired all of the outstanding capital stock of Clear Springs Citrus, Inc. (Clear Springs) in exchange for 1,160,000 shares of the Company's common stock valued at $3,132,000. This merger has been accounted for as a purchase.

  (b) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of The Fresh Juice Company, Inc. and its subsidiaries, (the Company). All material intercompany accounts and transactions have been eliminated. The operating results of Ultimate and Clear Springs are included in the consolidated results of operations from their respective dates of acquisition.

  (c) Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and other securities with a maturity at time of purchase of three months or less.

  (d) Financial Instruments

     The carrying values of financial instruments (principally cash and cash equivalents, accounts receivable, accounts payable, notes payable and long-term debt) included in the Company's consolidated balance sheets approximated fair value at November 30, 1996 and 1995. Fair values were determined through a combination of management estimates and information obtained from independent third parties.

  (e) Inventories

     Inventories are stated at the lower of cost or market, with cost determined by using the first-in, first-out (FIFO) method.

  (f) Depreciation

     Depreciation is provided over the estimated useful lives of the respective assets: seven years for the equipment and molds and five years for the automobiles using accelerated methods and 39 years for the building using the straight-line method.

  (g) Intangible Assets

     Excess of cost over the estimated fair values of net assets acquired (goodwill) is being amortized using the straight-line method over 20 years. Trademarks, patents and other intangibles (primarily customer lists and covenants not to compete) are being amortized using the straight-line method over periods of three to fifteen years.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the estimated future net cash flows derived from such intangible assets are less than their carrying value. Measurement of the impairment, if any, is based upon the excess of the carrying value over the fair value of such assets.

  (h) Long-Lived Assets

     The Company has not yet adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121) which is effective for fiscal years beginning after December 15, 1995. The Company believes that the adoption of this accounting standard will not have a material effect on the Company's consolidated financial position or results of operations.

  (i) Net Earnings (loss) Per Common Share

     Net loss per share in 1996 is based on the weighted average number of common shares outstanding. Common share equivalents are not included in the calculation as their inclusion would be antidilutive. Net earnings per common share in 1995 and 1994 is based on the weighted average number of common and common equivalent shares outstanding, using the treasury stock method. In 1995 and 1994 common share equivalents used in the computation of earnings per share represent the options granted to key employees under the Company's Incentive Stock Option Plan if their exercise would have had a dilutive effect on net earnings per common share.

     In 1996, 1995 and 1994, net earnings per common share assuming full dilution has not been presented since the average market price for each period exceeded the market price of the Company's stock at the end of each period.

  (j) Income Taxes

     The provision for income taxes is based on earnings reported in the financial statements under the asset and liability approach, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  (k) Reclassifications

     Certain reclassifications were made to the prior year balances to conform to the presentation adopted in the current year.

  (l) Use of Estimates

     In conformity with generally accepted accounting principles, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (m) Risks and Uncertainties

     The Company's revenues are dependent on the continued operation of its manufacturing facility and its various distribution centers and the ready source of supply of harvested fresh fruits and juice supplies. The operation of these facilities involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters and the need to comply with directives of governmental agencies. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular facility or with respect to certain facilities, the Company as a whole, during the period of such operational difficulty. A lack of availability of quality fruit and higher cost of citrus would hamper the Company's ability to maintain its rate of growth and its current gross profit level.

     None of the Company's customers accounted for more than 10% of the net sales in 1996, 1995 and 1994. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. The Company as a policy, does not require collateral from its customers.

(2)  ACQUISITIONS

     The estimated fair value of Ultimates' and Clear Springs assets' and liabilities at the respective dates of acquisition are presented as follows:

                                                                                   CLEAR
                                                                   ULTIMATE       SPRINGS
                                                                  ----------     ----------
    Cash........................................................  $   70,936     $   11,898
    Trade accounts receivable...................................     779,179        494,458
    Inventory...................................................     135,660        180,681
    Prepaid expenses............................................      47,020         56,636
    Note receivable -- Clear Springs Citrus.....................     150,000       (150,000)
    Property, plant and equipment...............................      44,657        634,468
    Goodwill, representing excess of cost over estimated fair
      values of net assets acquired.............................   2,517,156      3,427,539
    Intangible assets...........................................      33,427        107,803
    Advances and note payable -- Fresh Juice Company............    (110,000)      (393,932)
    Accounts payable and accrued expenses.......................    (559,364)      (993,919)
    Income taxes payable........................................     (30,671)            --
    Advances -- related party...................................          --       (209,632)
    Deferred income taxes.......................................          --        (34,000)
                                                                  ----------     ----------
              Total purchase price, excluding total acquisition
                costs of $293,000...............................  $3,078,000     $3,132,000
                                                                  ==========     ==========

     In each of the Company's aforementioned acquisitions, the common stock delivered as consideration is unregistered and contains certain restrictions as well as having several large blocks of stock being issued to certain sellers in the transactions. Management is in the process of evaluating the fair values of the assets acquired and liabilities assumed, and has previously made preliminary assessments of the fair values of assets acquired and liabilities assumed in connection with the Ultimate merger. Management of the company, upon receiving advice from its investment banker, has recently made an updated assessment of the fair value of the

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2)  ACQUISITIONS (CONTINUED)
common stock issued in connection with the Ultimate and Clear Springs' acquisitions at the approximate dates of the merger agreements which fair value approximates 80% of the publicly traded market prices.

     Management's preliminary assessments of fair values for assets acquired and liabilities assumed to date result in tentative allocations of amounts to the excess of costs over the fair values of net assets acquired. Management continues to be in a discovery and assessment period, and is evaluating the possible existence of other identifiable intangible assets that may exist. No adjustments have been made to the consolidated financial statements with respect to a final determination as to the existence and fair values of other identifiable intangible assets, should any exist. The final fair values of property, plant and equipment acquired in the mergers will be determined by management upon the completion of the independent appraisal process, which is in progress.

     At November 30, 1995, the Company had a note receivable from Ultimate for $140,000. Prior to the acquisition, the Company purchased approximately $3,500,000 of product from Clear Springs in 1996.

     The following table presents selected unaudited financial information for the Company, Ultimate and Clear Springs on a pro-forma basis assuming the three companies had been combined for the years ended November 30, 1996 and 1995. Pro-forma results for the year ended November 30, 1996 include the results of the Company for the year ended November 30, 1996 combined with the results of Ultimate and Clear Springs for the periods prior to their respective dates of acquisition. Pro-forma results for the year ended November 30, 1995 include the results of the Company for the year ended November 30, 1995 combined with the results of Ultimate and Clear Springs for the year ended December 31, 1995. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Ultimate and Clear Springs constituted a single entity during such periods. Pro-forma results in each period include necessary pro-forma adjustments:

                                                                   1996            1995
                                                                -----------     -----------
    Net sales.................................................  $29,724,000     $29,520,000
    Net earnings (loss).......................................   (1,333,000)        214,000
    Net earnings (loss) per common share......................         (.23)            .03
                                                                ===========      ==========

(3)  INVENTORIES

     Inventories at November 30, 1996 and 1995 consist of the following:

                                                                     1996           1995
                                                                  ----------     ----------
    Raw materials...............................................  $  375,351     $  138,062
    Finished goods..............................................   1,383,849      1,406,759
                                                                  ----------      ---------
                                                                  $1,759,200     $1,544,821
                                                                  ==========      =========

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at November 30, 1996 and 1995:

                                                                      1996          1995
                                                                   ----------     --------
    Accounts payable.............................................  $2,195,754     $ 82,859
    Compensation.................................................     101,654       57,560
    Sales and marketing..........................................      73,684       65,703
    Professional fees............................................     202,487       25,000
    Other........................................................     263,003       13,575
                                                                   ----------      -------
                                                                   $2,836,582     $244,697
                                                                   ==========      =======

(5)  NOTE PAYABLE AND LONG-TERM DEBT

     In August 1996, the Company entered into a $2,500,000 revolving credit loan with a bank expiring August 1998, of which $705,000 is outstanding at November 30, 1996. Interest is at a floating rate equal to the bank's prime rate (8.25% at November 30, 1996), which floating rate, at the Company's election, may be fixed, for one to three month periods throughout the term, based on current Libor plus 150 basis points. The Company can borrow against the revolving credit loan based on the allowable borrowing base, defined in the loan agreement as 80% of eligible accounts receivable plus the lesser of $1,500,000 or 50% of eligible inventory.

     At November 30, 1996 and 1995, long-term debt consists of the following:

$475,000 mortgage note with a third party, due in monthly
  installments of $3,683 representing principal and interest beginning March 1, 1997 with a final balloon payment due August 1,
  1998, interest at 7%, secured by the Company's Florida Plant......  $  475,000     $  475,000
Note payable to a former stockholder of Clear Springs, due in annual amounts of approximately of $105,000 through August 1998, interest
  at 7%. ...........................................................     209,632             --
$1,100,000 term loan with a bank, due in monthly principal
  installments of $18,333 commencing April 1, 1997 through March 1,
  2002 with interest at a floating rate equal to the bank's prime rate (8.25% at November 30, 1996), which floating rate, at the
  Company's election, may be fixed, for one to three month periods throughout the term, based on current Libor plus 175 basis
  points............................................................   1,100,000             --
$1,100,000 term loan with a bank, interest at the 8.75%. ...........          --      1,100,000
                                                                      ----------      ---------
          Total long-term debt......................................   1,784,632      1,575,000
  Less current maturities...........................................     260,070         45,832
                                                                      ----------      ---------
          Long-term debt, excluding current maturities..............  $1,524,562     $1,529,168
                                                                      ==========      =========

     The revolving credit loan and term loan contain covenants including financial covenants (tangible net worth and minimum debt service coverage ratios). The Company is in compliance with all such covenants at November 30, 1996. The loans are secured by substantially all of the assets of the Company. The aggregate fair value of the Company's debt approximates its carrying value due to the variable nature and frequent repricing of the debt which is based on market conditions.

     The aggregate annual maturities of long-term debt for each of the next five years ended November 30 are as follows: 1997, $260,070; 1998, $791,228; 1999,
$220,000; 2000, $220,000; 2001, $220,000; and 2002 $73,334.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6)  INCOME TAXES

     Components of income tax expense (benefit) are as follows:

                                                           1996         1995         1994
                                                         --------     --------     --------
    Federal............................................  $(80,000)    $139,266     $184,721
    State..............................................    20,000       32,785       71,675
                                                          -------      -------      -------
                                                         $(60,000)    $172,051     $256,396
                                                          =======      =======      =======

     The temporary differences which give rise to deferred tax assets and liabilities as of November 30, 1996 are as follows:

    Deferred tax assets:
      Accounts receivable....................................................  $  17,000
      Inventory..............................................................     20,000
      Net operating loss carrying forwards...................................    328,000
                                                                               ---------
              Gross deferred tax assets......................................    365,000
    Valuation allowance......................................................   (365,000)
                                                                               ---------
              Net deferred tax assets........................................         --
                                                                               ---------
    Deferred tax liability -- property, plant and equipment..................    (34,000)
                                                                               ---------
              Net deferred tax assets income taxes...........................  $ (34,000)
                                                                               =========

     A valuation allowance is provided when it is more likely then not that some portion or all of the deferred tax assets will not be realized. The charge in the valuation allowance from November 30, 1995 to November 30, 1996 is comprised of approximately $70,000 relating to the acquisition of Clear Springs and $317,000 related to the current year activity. Net operating losses of approximately $1,000,000 expire in fiscal 2011.

     The reconciliation of the Company's effective income tax rate and the Federal statutory rate is as follows:

                                                                      1996     1995     1994
                                                                      ----     ----     ----
    Federal statutory rate..........................................  (34)%     34%      34%
    State taxes, net of Federal benefit.............................    1        5        7
    Amortization of goodwill........................................    4       --       --
    Increase in valuation allowance.................................   29       --       --
    Other, net......................................................   (6)      --      (1)
                                                                      ---
                                                                                --       --
                                                                       (6)%
                                                                                39%      40%
                                                                      ===
                                                                                ==       ==

(7)  INCENTIVE STOCK OPTIONS

     At November 30, 1995, there were stock options outstanding entitling key employees to purchase 100,000 shares and 15,000 shares of common stock at $1.375 and $1.25, respectively, per share. These options are exercisable until October 15, 1998. Additionally, there were stock options, exercisable until December 1998, to purchase 60,000 shares of common stock at $3.50 per share. This grant of 60,000 options was made during fiscal year 1994 at a option price equal to the fair market value at date of grant. The remaining options were granted prior to fiscal year 1994. In 1996, the Company adopted The Fresh Juice Company, Inc. Incentive Stock Option Plan (the 1996 Stock Plan). The number of shares of common stock with respect to which grants may be made under the 1996 Stock Plan is 500,000. During 1996, the Company granted 110,000 options at $3.125, of which 60,000 options expired in 1996, unexercised. The remaining 50,000 options are exercisable until July 22, 2001. At November 30, 1996, no options have been exercised.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  INCENTIVE STOCK OPTIONS (CONTINUED)
     In 1996, the Company issued 75,000 warrants at $3.00 per share to a third party. The warrants are exercisable beginning June 1997 and they expire June 2001. The value of those warrants is not material to the Company's consolidated financial statements.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (Statement 123), was issued. Under Statement 123, the Company is required to choose either the new fair value method or the current intrinsic value method of accounting for its stock-based compensation arrangements. Using the fair value method, the Company would measure the compensation cost recognized in the consolidated financial statements based upon the estimated fair value of the stock-based compensation arrangements as of the date they are granted. The intrinsic value method, under APB Opinion No. 25, "Accounting for Stock Issued to Employees (APB 25), requires the recognition of compensation cost only if the exercisable price of options is less than the market value of the underlying stock on the measurement date. The Company will continue to account for all employee stock-based compensation plans under APB 25 and adopt the provisions of Statement 123, as required, for all stock-based arrangements issued to nonemployees. Even though the Company has opted not to change its method of accounting, Statement 123 requires pro forma disclosures of net earnings and earnings per share computed as if the fair value method had been applied. The accounting requirements of Statement 123 are effective for transactions entered into in fiscal years beginning after December 15, 1995 and the disclosure, including pro forma, requirements are effective for financial statements for fiscal years beginning after December 15, 1995. The provisions of Statement 123 will be implemented by the Company in fiscal year 1997.

(8)  COMMITMENTS AND CONTINGENCY

     The Company is obligated under various operating leases covering its office space, warehouse and vehicles. Rent expense for the years ended November 30, 1996, 1995 and 1994 was $253,280, $102,944 and $79,449, respectively. The aggregate future minimum lease commitments under leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 1996 are approximately $65,000 in 1997, $55,000 in 1998 and less than $10,000 for the years 1999 to 2001.

     On April 1, 1996, the Company entered into three year employment agreements with two of its executive officers. Each agreement provides for, among other things, annual compensation aggregating a minimum salary of $360,000 ($720,000 on a combined basis), subject to annual increases. The agreement provides that the parties may extend the agreement for up to a total of six additional years.

     On March 31, 1996, the Company entered into a supply, distribution and requirements agreement (the Agreement) with Natural Juice Company which corporation is controlled by a director of the Company. The agreement has an initial term of five years with two five year renewals at Natural Juice Company's option. The Company sold approximately $460,000 of product to the Natural Juice Company in 1996.

     In January 1996, the Company was named as a defendant in a legal matter which seeks damages in excess of $250,000. Pending court approval, the Company has settled the matter and is obligated to pay $10,000 over six months, pursuant to the terms of the agreement.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8)  COMMITMENTS AND CONTINGENCY (CONTINUED)
     From time to time, the Company is party to legal action arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position.

(9)  COMMON STOCK AND SERIES PREFERRED STOCK

     During 1996, the Company obtained shareholder approval and amended the Company's Certificate of Incorporation to increase the number of authorized shares of common stock and preferred stock to 30,000,000 and 7,000,000 shares, respectively.

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

(10)  BENEFIT PLANS

     The Company maintains a simplified employee pension (S.E.P.) plan covering certain of its employees. Contributions to the plan, which are discretionary, cannot exceed 15% of the covered employee's salary. Pension expense for the years ended November 30, 1996, 1995 and 1994 was $55,109, $46,358 and $45,889,
respectively.

     Ultimate maintains a defined contribution (401(k) Plan) for its employees with discretionary contributions by the Company. No contribution was made to the 401(k) Plan by the Company during 1996. The Company is in the process of bringing all of its employees under the 401(k) Plan.

(11)  SUBSEQUENT EVENT (UNAUDITED)

     Effective December 2, 1996, the Company acquired all of the outstanding capital stock of Hansen's Juices, Inc. (Hansen's) in exchange for $90,000 in cash, 597,443 shares of the Company's common stock, warrants to purchase 300,000 shares of the Company's common stock for $3.00 per share and assumption of debt. This merger will be accounted for as a purchase. Simultaneously with the merger, the Company also restructured a portion of Hansen's existing debt obligations owed to Hansen's former stockholders and in connection therewith delivered $60,000 in cash and 20,226 shares of the Company's common stock to a former Hansen's stockholder. Hansen's reported sales of $11,554,829 and a net loss of $14,843 for their fiscal year ended June 30, 1996. Hansen's has been named as one of many defendants in a lawsuit filed by the Franchise Holders of Southland Corporation ("Southland"), against Southland and a large number of the purveyors to the Franchisees of Southland, i.e., 7-Eleven stores. Hansen's was one of the purveyors that has been sued under that lawsuit. However, there is only one cause of action which pertains to Hansen's, and Hansen's is coupled in that count with Southland, The Coca-Cola Company and Pepsi-Cola Company. The basis of the cause of action is that each of the named purveyors conspired to fix prices on soft drinks by trying to get the Franchisees' retail price of their respective products in order for the Franchisee(s) to obtain a discount off the wholesale price. In the count in which Hansen's was named, the plaintiffs seek total damages in excess of $50,000.00. The case was filed in September, 1993 and is venued in the Superior Court of the State of California for the County of Alameda. Management of the Company believes that the ultimate resolution of this matter will not have a material impact on the financial position of the Company.

                                EXHIBIT INDEX
                                -------------


Exhibit No.                               Description
-----------                               -----------
     2(i)    Certificate of Amendment to Certificate of Incorporation -- incorporated by reference to Exhibit 3(i) to the Company's 10-QSB for the quarter ended August
             31, 1996, filed October 15, 1996, SEC File No. 0-15320.
     3(ii)   By-laws -- incorporated by reference to Exhibit 3.2 to the Company's
             Registration Statement, SEC File NO. 33-8878-NY on Form S-18.
     9       Stockholders Agreement dated March 31, 1996 between Steven Smith and Steven M.
             Bogen -- incorporated by reference to Exhibit 10(b) of the Company's Current
             Report on form 8-K dated March 31, 1996, SEC File No. 0-15320, (the "March 31,
             1996 8-K")
    10(a)    Stockholder's Agreement dated March 31, 1996 between Steven Smith and Steven M.
             Bogen -- incorporated by reference to Exhibit 10(b) of the March 31, 1996 8-K
    10(b)    1996 Incentive Stock option Plan -- incorporated by reference to Exhibit 10(b)
             of the Company's Definitive Proxy Statement filed in connection with the
             Company's Annual Stockholders meeting held on August 29, 1996, SEC File No.
             0-15320.
    10(c)    Employment Agreement effective April 1, 1996 with Steven Smith -- incorporated by reference to Exhibit 10(d) of the March 31, 1996 8-K
    10(d)    Employment Agreement effective April 1, 1996 with Steven M.
             Bogen -- incorporated by reference to Exhibit 10(e) of the March 31, 1996 8-K
    10(e)    Supply Agreement dated March 31, 1996 with Natural Juice Company,
             Inc. -- incorporated by reference to Exhibit 10(f) of the March 31, 1996 8-K
    10(f)*   Loan Agreement dated August 5, 1996 among the Company, The Fresh Juice Company of Florida, Inc., The Fresh Juice Company of New York, Inc. and Fleet Bank, N.A.
    21*      Subsidiaries of small business issuer
    27*      Financial Data Schedule

     (b) Reports on Form 8-K.

         None.
---------------
* Exhibits filed herewith