Form 10QSB
period 1997-02-28
FRESH JUICE CO INC
filed 1997-04-14
CIK 802354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended February 28, 1997
Commission file No. 0-15320

                          The Fresh Juice Company, Inc.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          11-2771046
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       35 Walnut Avenue
  Suite 4, Clark, New Jersey                                   07066
-------------------------------              -----------------------------------
(Address of principal Executive offices)                     (Zip Code)




Registrant's telephone number, including area code (908) 396-1112
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes /X/                    No / /


The number of shares of $.01 par value Common Stock outstanding as of April 8, 1997 was 6,467,731.

                                     Part I
Item 1.  Financial Statements

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 28, 1997 AND NOVEMBER 30, 1996

          ASSETS                                                                                 1997                   1996
                                                                                                 ----                   ----
                                                                                             (Unaudited)
Current Assets:
    Cash and cash equivalents                                                                $   218,137            $   133,768
    Trade accounts receivable                                                                  3,366,497              2,236,781
    Inventories                                                                                2,403,556              1,759,200
    Current portion of notes receivable - stockholders                                             7,733                  --
    Prepaid and other current assets                                                             322,276                296,007
                                                                                             -----------            -----------
          Total Current Assets                                                                 6,318,199              4,425,756

Property, Plant and Equipment, at Cost:
    Land                                                                                          30,000                 30,000
    Building                                                                                   1,950,654              1,740,229
    Leasehold improvements                                                                     1,079,925                  --
    Equipment                                                                                  4,054,831              3,137,411
    Molds                                                                                        279,354                224,333
    Automobiles                                                                                  217,705                143,358
                                                                                             -----------            -----------
                                                                                               7,612,469              5,275,331
    Less accumulated depreciation and amortization                                             1,065,528                820,646
                                                                                             -----------            -----------
          Net Property, Plant and Equipment                                                    6,546,941              4,454,685

Excess Cost Over Fair Values of Net Assets Acquired, Net
    of Accumulated Amortization of $227,899 and $126,748 in
    1997 and 1996, respectively                                                                7,864,226              6,110,947

Trademarks, Patents and Other Intangibles, Net of
    Accumulated Amortization of $37,205 and $23,108 in 1997 and
    1996, respectively                                                                           514,690                140,084

Notes Receivable - Stockholders, Net of Current Portion                                          223,600                  --

Other Assets                                                                                     138,978                150,000
                                                                                             -----------            -----------


          TOTAL ASSETS                                                                       $21,606,634            $15,281,472
                                                                                             ===========            ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
    Notes payable to bank                                                                    $ 1,241,000            $   705,000
    Current installments of obligations under capital lease                                       34,419                  --
    Current installments of long-term debt                                                     1,078,692                260,070
    Accounts payable and accrued expenses                                                      3,669,789              2,836,582
    Current installments of notes payable - related parties                                      633,319                  --
    Income taxes payable                                                                          26,331                  --
                                                                                             -----------            -----------
          Total Current Liabilities                                                            6,683,550              3,801,652


Obligations Under Capital Lease, Net of Current Installments                                      66,211                  --
Long-Term Debt, Net of Current Installments                                                    1,538,290              1,524,562
Notes payable - related parties, net of current installments                                   1,890,776                  --
Deferred Income Taxes                                                                             97,228                 34,000
Deferred Building Rent                                                                           139,940                  --


Shareholders' Equity:
    Series preferred stock, par value $10; authorized 7,000,000
     shares; none issued                                                                           --                     --
    Common stock, par value $.01; authorized 30,000,000 shares;
     issued 6,679,669 shares at February 28, 1997 and 6,062,000 shares at
     November 30, 1996; outstanding 6,467,731 shares at
     February 28, 1997 and 5,850,062 shares at November 30, 1996                                  66,797                 60,620
    Additional paid-in capital                                                                 9,334,039              8,583,490
    Retained earnings                                                                          2,073,096              1,560,441
                                                                                             -----------            -----------
                                                                                              11,473,932             10,204,551
    Less cost of common shares held in treasury: 211,938 shares
   at February 28, 1997 and November 30, 1996                                                    283,293                283,293
                                                                                             -----------            -----------
          Total Shareholders' Equity                                                          11,190,639              9,921,258
                                                                                             -----------            -----------

Commitments and Contingency

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $21,606,634            $15,281,472
                                                                                             ===========            ===========



See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                   (UNAUDITED)

                                                                             1997                   1996
                                                                             ----                   ----

Net Sales                                                                 $ 9,377,593            $2,212,843
Cost of Goods Sold                                                          6,695,936             1,265,515
                                                                          -----------            ----------
    Gross Profit                                                            2,681,657               947,328


Selling, General and Administrative Expenses                                2,043,130             1,076,956
                                                                          -----------            ----------

          Earnings (Loss) From Operations                                     638,527              (129,628)


Interest Income                                                                 5,171                13,758
Interest Expense                                                             (138,424)              (32,642)
Other                                                                           8,981                 5,421
                                                                          -----------            ----------

          Earnings (Loss) Before Provision for Income Taxes                   514,255              (143,091)


Provision for Income Taxes                                                      1,600                   664
                                                                          -----------            ----------


          Net Earnings (Loss)                                                 512,655              (143,755)


Retained Earnings, Beginning of Period                                      1,560,441             2,489,484
                                                                          -----------            ----------


Retained Earnings, End of Period                                          $ 2,073,096            $2,345,729
                                                                          ===========            ==========


Net Earnings (Loss) Per Common Share                                      $       .08            $     (.04)
                                                                          ===========            ==========


Weighted Average Number of Common and Common
    Equivalent Shares Outstanding                                           6,544,666             3,586,167
                                                                          ===========            ==========



See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                   (UNAUDITED)

                                                                                         1997             1996
                                                                                         ----             ----

Cash Flows From Operating Activities:
    Net earnings (loss)                                                             $   512,655     $  (143,755)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                                    358,230          93,262
       Deferred building rent                                                             1,438            --
       Changes in assets and liabilities, net of assets acquired and liabilities assumed:
          Trade accounts receivable                                                    (251,257)       (179,128)
          Inventories                                                                  (152,056)        506,113
          Prepaid and other current assets                                               14,348         (70,078)
          Accounts payable and accrued expenses                                        (591,481)        135,966
          Income taxes payable                                                           26,331         (15,410)
                                                                                    -----------     -----------
            Net Cash Provided By (Used In) Operating Activities                         (81,792)        326,970


Cash Flows From Investing Activities:
    Installments from notes receivable                                                     --            30,000
    Increase in notes receivable - stockholders                                          (3,333)           --
    Acquisitions of property, plant and equipment                                       (85,301)       (719,837)
    Decrease in other assets                                                             55,366            --
    Acquisition of Hansen's Juices, Inc., net of cash
       acquired                                                                         (37,756)           --
                                                                                    -----------     -----------
            Net Cash Used In Investing Activities                                       (71,024)       (687,837)


Cash Flows From Financing Activities:
    Proceeds from notes payable to bank                                                 536,000            --
    Repayment of notes payable to bank                                                 (139,926)           --
    Repayment of long-term debt                                                        (132,155)           --
    Repayment of capital lease obligations                                               (7,808)           --
    Repayment of notes payable - related parties                                        (18,926)           --
                                                                                    -----------     -----------
            Net Cash Provided By Financing Activities                                   237,185            --
                                                                                    -----------     -----------


Net Increase (Decrease) in Cash and Cash Equivalents                                     84,369        (362,867)


Cash and Cash Equivalents at Beginning of Period                                        133,768       1,998,063
                                                                                    -----------     -----------


Cash and Cash Equivalents at End of Period                                          $   218,137     $ 1,635,196
                                                                                    ===========     ===========

Supplemental cash flow and non cash investing and financing activities information:
       Income taxes paid                                                            $     3,757     $     2,000
       Interest paid                                                                $   138,424     $    32,642


       Fair value of assets acquired                                                $ 6,139,034     $      --
       Debt and liabilities assumed                                                   5,382,308            --
                                                                                    -----------     -----------
       Fair value of common stock issued                                            $   756,726     $      --
                                                                                    ===========     ===========



See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 1997 AND NOVEMBER 30, 1996
                                   (UNAUDITED)


(1) The consolidated financial information of The Fresh Juice Company, Inc. and Subsidiaries (the Company), included herein has been prepared by the Company and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the period ended February 28, 1997 are not necessarily indicative of the operating results which may be achieved for the full year. All material intercompany accounts and transactions have been eliminated in consolidation.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's November 30, 1996 consolidated financial statements.

(2) Inventories at February 28, 1997 and November 30, 1996 consist of the following:

                                                              1997                  1996
                                                              ----                  ----

          Raw Materials                                    $1,020,975            $  375,351
          Finished goods                                    1,382,581             1,383,849
                                                           ----------            ----------
                                                           $2,403,556            $1,759,200
                                                           ==========            ==========


(3) In January 1996, the Company was named as a defendant in a legal matter which seeks damages in excess of $250,000. Pending court approval, the Company has settled the matter and is obligated to pay $10,000 over six months, pursuant to the terms of the agreement.

       Hansen's Juices, Inc. (Hansen's) which the Company acquired as of December 2, 1996 (see Note 4), has been named as one of many defendants in a lawsuit filed by the Franchise Holders of Southland Corporation (Southland), against Southland and a large number of the purveyors to the Franchisees of Southland, i.e., 7-Eleven stores. Hansen's was one of the purveyors that has been sued under that lawsuit. However, there is only one cause of action which pertains to Hansen's, and Hansen's is coupled in that count with Southland, the Coca-Cola Company and Pepsi-Cola Company. The basis of the cause of action is that each of the named purveyors conspired to fix prices on soft drinks by trying to set the Franchisees' retail price of their respective products in order for the Franchisee(s) to obtain a discount off the wholesale price. In the count in which Hansen's was named, the plaintiffs seek total damages in excess of $50,000. The case was filed in September 1993 and is venued in the Superior Court of the State of California for the County of Alameda. On March 12, 1997, the Superior Court of the State of California for the County of Alameda entered an Order Granting Summary Adjudication in favor of Hansen's, however, this Order is still subject to appeal. Management of the Company believes that the ultimate resolution of this matter will not have a material impact on the financial position of the Company.

(4) Effective December 2, 1996, the Company acquired all of the outstanding capital stock of Hansen's in exchange for $90,000 in cash, 597,443 shares of the Company's common stock, warrants to purchase 300,000 shares of the Company's common stock for $3.00 per share and assumption of debt. This merger has been accounted for as a purchase. Simultaneously with the merger, the Company also restructured a portion of Hansen's existing debt obligations owed to former Hansen's stockholders and in connection therewith delivered $60,000 in cash and 20,226 shares of the Company's common stock to a former Hansen's stockholder.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 1997 AND NOVEMBER 30, 1996
                                   (UNAUDITED)


       The estimated fair value of Hansen's assets and liabilities at the date of acquisition is presented as follows:

          Cash                                                                            $  112,244
          Trade accounts receivable                                                          878,459
          Inventory                                                                          492,300
          Prepaid expenses                                                                    40,617
          Notes receivable - stockholders                                                    228,000
          Property, plant and equipment                                                    2,249,937
          Goodwill, representing excess of cost over
            estimated fair values of net assets acquired                                   1,854,430
          Intangible assets                                                                  388,703
          Other assets                                                                        44,344
          Notes payable to bank                                                             (139,926)
          Long-term debt                                                                    (964,505)
          Accounts payable and accrued expenses                                           (1,424,688)
          Obligations under capital lease                                                   (108,438)
          Notes payable - related parties                                                 (2,543,021)
          Deferred income taxes                                                              (63,228)
          Deferred building rent                                                            (138,502)
                                                                                          ----------
               Total Purchase Price                                                       $  906,726
                                                                                          ==========


       In the above acquisition, the common stock delivered as consideration is unregistered and contains certain restrictions as well as having several large blocks of stock being issued to certain sellers in the transaction. Management is in the process of evaluating the fair values of the assets acquired and liabilities assumed, and has made only preliminary assessments of the fair values of assets acquired and liabilities assumed in connection with the Hansen's merger. Management of the Company, upon receiving advice from its investment banker, has made an assessment of the fair value of the common stock issued in connection with the Hansen's acquisition at the approximate date of the merger agreement, which fair value approximates 70% of the publicly traded market prices.

       Management's preliminary assessments of fair values for assets acquired and liabilities assumed to date result in tentative allocations of amounts to the excess of costs over the fair values of net assets acquired. Management continues to be in a discovery and assessment period, and is evaluating the possible existence of other identifiable intangible assets that may exist. No adjustments have been made to the consolidated financial statements with respect to a final determination as to the existence and fair values of other identifiable intangible assets, should any exist. The final fair values of property, plant and equipment acquired in the Hansen's merger will be determined by management upon the completion of the independent appraisal process.

       In connection with the Hansen's merger, the Company issued warrants as part of the merger consideration to the sellers, and certain bank debt and debt to former shareholders was assumed. Management is in the process of evaluating the fair value of the warrants issued and debt assumed. No adjustments have been included in the consolidated financial statements for these matters.

       The following table presents selected financial information (unaudited) for the Company, Ultimate, Clear Springs and Hansen's on a pro-forma basis assuming the four companies had been combined for the three months ended February 29, 1996. Pro-forma results for the three months include the results of the Company for the three months ended February 29, 1996 combined with the results of Ultimate, Clear Springs and Hansen's for the three months ended March 31, 1996, which are periods prior to their acquisition by the Company. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Ultimate, Clear Springs and Hansen's constituted a single entity during such period. Pro-forma results include necessary pro-forma adjustments:


          Net Sales                                                  $10,036,744

          Net Loss                                                   $  (422,542)

          Net Loss Per Common Share                                  $      (.07)

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 1997 AND NOVEMBER 30, 1996
                                   (UNAUDITED)


       Such pro-forma data reflects preliminary adjustments to the fair value of the assets purchased since, as indicated above, the Company has not had an opportunity to obtain appraisals or other independent verifications of the fair value of the assets purchased.

(5) The Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under this new standard, a new fair value based method of accounting for stock-based compensation arrangements with employees is established. Entities may continue to use the Opinion 25 method or adopt the SFAS No. 123 fair value based method. The Company adopted this standard effective December 1, 1996. As a result, the Company has and will continue to use the Opinion 25 method, and therefore SFAS No. 123 requires footnote disclosure in the annual financial statements of proforma net income and earnings per share information as if the fair value based method had been adopted.

       The Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed (SFAS No. 121). This new standard requires the assessment of the recoverability of long-lived assets and certain intangibles and related goodwill and recognition of any impairment losses. The Company adopted this statement effective December 1, 1996. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

(6) The Company's provision for income taxes for the three months ended February 28, 1997 reflects a $-0- provision for federal income taxes as the result of the utilization of net operating losses in effect as of November 30, 1996. As of November 30, 1996, these net operating loss carryforwards were fully offset by a valuation allowance.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

           As more fully discussed in Item 1 of the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996, the Company acquired both The Ultimate Juice Company, Inc. ("Ultimate") and Clear Springs Citrus, Inc. ("Clear Springs") during the year ended November 30, 1996. In addition, as more fully discussed in Note 4 to the Company's Consolidated Financial Statements contained in this Quarterly Report on Form 10-QSB, the Company acquired Hansen's Juices, Inc. ("Hansen's") by merger during the quarter ended February 28, 1997. The merger with Ultimate (the "Ultimate Merger") became effective on April 1, 1996. The merger with Clear Springs (the "Clear Springs Merger") became effective on September 1, 1996. The merger with Hansen's (the "Hansen's Merger") became effective on December 2, 1996. Since each of the above described mergers became effective subsequent to February 29, 1996, the Company's consolidated statement of operations for the quarter ended February 29, 1996, presented for comparative purposes, consisted of the Company's activities, exclusive of the three merged companies described above, whereas the Company's consolidated statement of operations for the quarter ended February 28, 1997 consisted of the Company's activities, inclusive of the operations of each of the acquired entities.

           Primarily as a result of the Ultimate Merger, the Clear Springs Merger and the Hansen's Merger (hereinafter the "Acquisitions"), the Company's net sales have increased to $9,377,593 for the quarter ended February 28, 1997, as compared to $2,212,843 for the quarter ended February 29, 1996, representing a 324% increase in net sales over the corresponding quarter of the preceding year.

           As a result of this increase in net sales due to the Acquisitions, gross profit has increased to $2,681,657 for the quarter ended February 28, 1997, as compared to $947,328 for the quarter ended February 29, 1996, representing a 183% increase over the corresponding quarter of the preceding year. The increase in gross profit was not as significant as the increase in net sales, since gross margins have decreased to 28.6% for the quarter ended February 28, 1997, as compared to 42.8% for the quarter ended February 29, 1996. The Company's gross profit has declined due to a change in the product mix sold by the Company. Prior to April 1, 1996, the Company was primarily a distributor of frozen fresh squeezed juices. However, as a result of the Acquisitions and the Company's acquisition and renovation of its production facility in Winter Haven, Florida (the "Florida Plant"), the Company's revenue mix has changed, and the Company is now a manufacturer and distributor of fresh squeezed frozen and non-frozen juices and other juice and non carbonated beverages, with the majority of the Company's revenues derived from the sale of fresh, non-frozen juices.

           The Company's selling, general and administrative expenses have also increased as a result of the Acquisitions and the operation of the Florida Plant. Selling, general and administration expenses, have increased to $2,043,130 for the quarter ended February 28, 1997, as compared to $1,076,956 for the quarter ended February 29, 1996, representing a 89.7% increase in selling, general and administrative expenses over the corresponding quarter of the preceding year.

           The interest paid on the outside financing obtained in connection with equipping the Florida Plant, the assumption of debt from the Hansen's Merger, as well as The Company's existing $2,500,000 line of credit for working capital, have caused interest expense to increase by $105,782 to $138,424 for the quarter ended February 28, 1997, as compared to $32,642 for the quarter ended February 29, 1996.

FINANCIAL CONDITION

           As a result of the Hansen's Merger and the completion of two of the six months in which the Company builds up its fresh-frozen inventory, both the current and total assets of the Company have increased to $6,318,199 and $21,606,634, respectively, as of February 28, 1997, as compared to $4,425,756 and $15,281,472, respectively, as of November 30, 1996. The Company's trade accounts receivable and inventories have increased to $3,366,497 and $2,403,556, respectively, as of February 28, 1997 as compared to $2,236,781 and $1,759,200, respectively, as of November 30, 1996.

           Primarily as a result of the Hansen's Merger, the Company's balances for equipment, building and leasehold improvements have increased to $7,085,410 as of February 28, 1997 as compared to $4,877,640 as of November 30, 1996.

           Similarly, the Hansen's Merger has resulted in an increase in excess cost over fair values of net assets acquired, net of accumulated amortization, to $7,864,226 as of February 28, 1997 as compared to $6,110,947 as of November 30, 1996, as well as an increase in trademarks, patents and other intangibles, net of accumulated amortization, to $514,690 as of February 28, 1997 as compare to $140,084 as of February 29, 1996.

           Accounts payable and accrued expenses have increased to $3,669,789 as of February 28, 1997 as compared to $2,836,582 as of November 30, 1996. This increase resulted from the consolidation of the Hansen's accounts payable and accrued expenses into the Company's financial statements. The Hansen's Merger and the assumption of the Hansen's debt associated therewith, have resulted in an increase in current installments of long term debt to $1,078,692 as of February 28, 1997 as compared to $260,070 as of November 30, 1996, as well as an increase in notes payable- related parties to $633,319 as of February 28, 1997 as compared to $0.00 as of November 30, 1996. Additional draws on the Company's credit line used to finance its operations and pay off existing debt of its subsidiaries have resulted in an increase in notes payable to bank to $1,241,000 as of February 28, 1997 as compared to $705,000 as of November 30, 1996.


           The Hansen's Merger and the issuance of additional shares of the Company's common stock in connection therewith have resulted in an increase in paid-in capital to $9,334,039 as of February 28, 1997 as compared to $8,583,490 as of November 30, 1996.

LIQUIDITY

           The Company has a working capital deficit of $365,351 at February 28, 1997 as compared to working capital of $624,104 at November 30, 1996. The change in the Company's working capital results primarily from assumption of liabilities in connection with the Hansen's Merger. The Company requires capital to support its capital improvements and the level of inventory required to meet current demand as well as expected future increases in demand for its products. To provide additional liquidity, in August 1996, the Company obtained a $2,500,000 line of credit with Fleet Bank, N.A. At February 28, 1997, the amount drawn on the Company's line of credit was $1,241,000, leaving $1,259,000 available as of such date. As of April 14, 1997, approximately $1,200,000 of the line of credit is still available, depending upon qualified levels of accounts receivable and inventories as defined in the Loan Agreement. The Company typically invests approximately $2.5 million from January through June to replenish its yearly fresh- frozen juice inventory. The Company believes that it has sufficient liquidity to conduct its business and to build its fresh-frozen inventory during the remainder of the Florida harvest season to meet the Company's current customers' demands for fresh- frozen products. A lack of availability of quality fruit and higher cost of citrus would hamper the Company's ability to maintain its rate of growth and its current gross profit level. In connection with the Hansen's Merger, the Company assumed the debt obligations of Hansen's. The Company believes that the result of its operations (inclusive of Hansen's), will be sufficient to meet these additional debt obligations.

        As a result of the Hansen's merger and the Company's operating results for the fourth fiscal quarter of the year ended November 30, 1996, at February 28, 1997, the Company was in violation of the Debt to Worth Ratio and Minimum Debt Service Coverage Ratio financial covenants in its new working capital credit facility. In April, the Company obtained from Fleet Bank, N.A. a waiver of both covenants until the test date at the end of the second fiscal quarter. Management intends to work with Fleet Bank, N.A. during the current quarter to permanently amend such covenants to bring the Company into compliance. The Company's ability to meet its financial covenants in the future, is dependent upon future operating results.

                           PART II - OTHER INFORMATION


LEGAL PROCEEDINGS

         As previously disclosed in the Company's Annual Report on Form 10-KSB, the Company's subsidiary, The Fresh Juice Company of California, Inc. (Hansen's), has been named as one of many defendants in a lawsuit filed by the Franchise Holders of Southland Corporation ("Southland") against Southland and a large number of the purveyors to the Franchisees of Southland, i.e., 7-Eleven stores. Hansen's was one of the purveyors that has been sued under that lawsuit. However, there is only one cause of action which pertains to Hansen's, and Hansen's is coupled in that count with Southland, The Coca-Cola Company and Pepsi-Cola Company. The basis of the cause of action is that each of the named purveyors conspired to fix prices on soft drinks by trying to set the Franchisees' retail price of their respective products in order for the Franchisee(s) to obtain a discount off the wholesale price. In the count in which Hansen's was named, the plaintiffs seek total damages in excess of $50,000.00. The case was filed in September, 1993 and is venued in the Superior Court of the State of California for the County of Alameda. On March 12, 1997 the Superior Court of the State of California for the County of Alameda entered an Order Granting Summary Adjudication in favor of Hansen's, however, this Order is still subject to appeal. Management of the Company believes that the ultimate resolution of this matter will not have a material impact on the financial position of the Company.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  27       Financial Data Schedule

                  (b)      Reports on Form 8-K



Date of Report                     Items Reported                      Financial Statements Filed
--------------                     --------------                      --------------------------
November 18, 1996          Execution of a Merger Agreement                     None
                           with Hansen's Juices, Inc.

December 2, 1996           The Company's acquisition by                Financial Statements of
                           merger of all of the capital                Hansen's Juices, Inc. for the
                           stock of Hansen's Juices, Inc.              years ended June 30, 1996
                                                                       (audited) and June 30, 1995
                                                                       (reviewed), unaudited interim
                                                                       financial statements of
                                                                       Hansen's Juices, Inc. for the
                                                                       three months ended
                                                                       September 30, 1996 and
                                                                       1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE FRESH JUICE COMPANY, INC.



Date:  April 14, 1997      By: /s/ Steven M. Bogen
                               -------------------------------------------------
                                 Steven M. Bogen
                                 Co-Chairman of the Board and Chief
                                 Executive Officer (principal executive officer)



Date:  April 14, 1997      By: /s/ Mark Feldman
                               -------------------------------------------------
                                 Mark Feldman, Chief Financial Officer
                                 (principal financial officer and principal
                                 accounting officer)

                                  EXHIBIT INDEX

Exhibit
-------

27      Financial Data Schedule