Form 10QSB
period 1997-05-31
FRESH JUICE CO INC
filed 1997-07-15
CIK 802354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 1997
Commission file No. 0-15320

                          The Fresh Juice Company, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                     11-2771046
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        35 Walnut Avenue, Suite 4
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


Yes /X/                                                                   No / /


The number of shares of $.01 par value Common Stock outstanding as of July 14, 1997 was 6,467,731.

                                     Part I
Item 1.  Financial Statements

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       MAY 31, 1997 AND NOVEMBER 30, 1996

         ASSETS                                                                                1997                     1996
                                                                                               ----                     ----
                                                                                            (Unaudited)
Current Assets:
       Cash and cash equivalents                                                            $   243,826            $   133,768
       Trade accounts receivable                                                              3,869,030              2,236,781
       Inventories                                                                            3,259,299              1,759,200
       Current portion of notes receivable - stockholders                                        15,614                     --
       Prepaid and other current assets                                                         149,656                296,007
                                                                                            -----------            -----------
                  Total Current Assets                                                        7,537,425              4,425,756

Property, Plant and Equipment, at Cost:
       Land                                                                                      30,000                 30,000
       Building and leasehold improvements                                                    3,005,344              1,740,229
       Equipment                                                                              5,625,437              3,137,411
       Molds                                                                                    279,354                224,333
       Vehicles                                                                                 314,056                143,358
                                                                                            -----------            -----------
                                                                                              9,254,191              5,275,331
       Less accumulated depreciation and amortization                                         2,868,480                820,646
                                                                                            -----------            -----------
         Net Property, Plant and Equipment                                                    6,385,711              4,454,685

Excess Cost Over Fair Values of Net Assets Acquired, Net of
       Accumulated Amortization of $329,912 at May 31, 1997 and $126,748
       at November 30, 1996                                                                   7,778,574              6,110,947
Trademarks, Patents and Other Intangibles, Net of Accumulated Amortization
       of $54,759 at May 31, 1997 and $23,108 at November 30, 1996                              497,136                140,084
Notes Receivable - Stockholders, Net of Current Portion                                         220,369                     --
Other Assets                                                                                     67,988                150,000
                                                                                            -----------            -----------

                  TOTAL ASSETS                                                              $22,487,203            $15,281,472
                                                                                            ===========            ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Notes payable to bank                                                                $ 1,291,000            $   705,000
       Current installments of obligations under capital lease                                   27,081                     --
       Current installments of long-term debt                                                   565,542                260,070
       Accounts payable and accrued expenses                                                  3,666,769              2,836,582
       Current installments of notes payable - related parties                                  583,640                     --
       Income taxes payable                                                                     246,214                     --
                                                                                            -----------            -----------
                  Total Current Liabilities                                                   6,380,246              3,801,652

Obligations Under Capital Lease, Net of Current Installments                                     62,317                     --
Long-Term Debt, Net of Current Installments                                                   1,974,109              1,524,562
Notes Payable - Related Parties, Net of Current Installments                                  1,921,126                     --
Deferred Income Taxes                                                                            97,228                 34,000
Deferred Building Rent                                                                          141,378                     --

Shareholders' Equity:
       Series preferred stock, par value $10; authorized 7,000,000 shares; none issued               --                     --
       Common stock, par value $.01; authorized 30,000,000 shares; issued 6,679,669 shares at May 31, 1997 and 6,062,000 shares at November 30, 1996; outstanding
         6,467,731 shares at May 31, 1997 and 5,850,062 shares at November 30, 1996              66,797                 60,620
       Additional paid-in capital                                                             9,334,039              8,583,490
       Retained earnings                                                                      2,793,256              1,560,441
                                                                                            -----------            -----------
                                                                                             12,194,092             10,204,551
       Less cost of common shares held in treasury: 211,938 shares at May 31, 1997
         and November 30, 1996                                                                  283,293                283,293
                                                                                            -----------            -----------
                  Total Shareholders' Equity                                                 11,910,799              9,921,258
                                                                                            -----------            -----------

Commitments and Contingency

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $22,487,203            $15,281,472
                                                                                            ===========            ===========

See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED MAY 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                    1997              1996
                                                                    ----              ----

Net Sales                                                        $20,836,509       $7,779,639
Cost of Goods Sold                                                14,696,150        5,649,215
                                                                 -----------       ----------
       Gross Profit                                                6,140,359        2,130,424


Selling, General and Administrative Expenses                       4,397,520        1,906,123
                                                                 -----------       ----------

                  Earnings From Operations                         1,742,839          224,301


Interest Income                                                       14,123           27,976
Interest Expense                                                    (275,351)         (65,285)
Other Income (Expense)                                                31,679            4,962
                                                                 -----------       ----------

                  Earnings Before Income Taxes                     1,513,290          191,954


Income Taxes                                                         280,475           81,000
                                                                 -----------       ----------


                  Net Earnings                                     1,232,815          110,954


Retained Earnings, Beginning of Period                             1,560,441        2,489,484
                                                                 -----------       ----------


Retained Earnings, End of Period                                 $ 2,793,256       $2,600,438
                                                                 ===========       ==========


Net Earnings Per Common Share                                    $       .19       $      .03
                                                                 ===========       ==========


Weighted Average Number of Common and Common
       Equivalent Shares Outstanding                               6,540,136        3,982,231
                                                                 ===========       ==========

See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MAY 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                     1997                      1996
                                                                     ----                      ----
Net Sales                                                         $11,458,916               $5,566,796
Cost of Goods Sold                                                  8,000,214                4,383,700
                                                                  -----------               ----------
       Gross Profit                                                 3,458,702                1,183,096


Selling, General and Administrative Expenses                        2,354,390                  829,167
                                                                  -----------               ----------

                  Earnings From Operations                          1,104,312                  353,929


Interest Income                                                         8,952                   14,218
Interest Expense                                                     (136,927)                 (32,643)
Other Income (Expense)                                                 22,698                     (459)
                                                                  -----------               ----------

                  Earnings Before Income Taxes                        999,035                  335,045


Income Taxes                                                          278,875                   80,336
                                                                  -----------               ----------


                  Net Earnings                                        720,160                  254,709


Retained Earnings, Beginning of Period                              2,073,096                2,345,729
                                                                  -----------               ----------


Retained Earnings, End of Period                                  $ 2,793,256               $2,600,438
                                                                  ===========               ==========


Net Earnings Per Common Share                                     $       .11               $      .06
                                                                  ===========               ==========


Weighted Average Number of Common and Common
       Equivalent Shares Outstanding                                6,535,704                4,373,990
                                                                  ===========               ==========

See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED MAY 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                               1997                   1996
                                                                               ----                   ----
Cash Flows From Operating Activities:
    Net earnings                                                           $ 1,232,815           $   110,954
    Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                           723,951               214,339
       Noncash income tax charge                                                51,261                 --
       Deferred building rent                                                    2,876                 --
       Changes in assets and liabilities, net of assets acquired
          and liabilities assumed:
          Trade accounts receivable                                           (821,396)             (496,964)
          Inventories                                                       (1,007,799)             (623,877)
          Prepaid and other current assets                                     186,968               (48,623)
          Other assets                                                         126,356                (1,830)
          Accounts payable and accrued expenses                               (594,501)              449,247
          Income taxes payable                                                 246,214                79,983
                                                                           -----------           -----------
            Net Cash Provided By (Used In) Operating Activities                146,745              (316,771)


Cash Flows From Investing Activities:
    Installments from notes receivable                                           --                   30,000
    Increase in notes receivable - stockholders                                 (7,983)                --
    Acquisitions of property, plant and equipment                             (170,241)             (856,994)
    Acquisitions of trademarks and patents                                       --                   (1,245)
    Acquisition of Hansen's Juices, Inc., net of cash acquired                 (37,756)                --
    Cash acquired in The Ultimate Juice Company, Inc. merger                     --                   70,936
                                                                           -----------           -----------
            Net Cash Used In Investing Activities                             (215,980)             (757,303)


Cash Flows From Financing Activities:
    Proceeds from notes payable to bank                                        586,000                 --
    Repayment of long-term debt                                               (349,412)                --
    Repayment of capital lease obligations                                     (19,040)                --
    Repayment of notes payable - related parties                               (38,255)              (22,000)
                                                                           -----------           -----------
            Net Cash Provided By (Used In) Financing Activities                179,293               (22,000)
                                                                           -----------           -----------

Net Increase (Decrease) in Cash and Cash Equivalents                           110,058            (1,096,074)

Cash and Cash Equivalents at Beginning of Period                               133,768             1,998,063
                                                                           -----------           -----------

Cash and Cash Equivalents at End of Period                                 $   243,826           $   901,989
                                                                           ===========           ===========

SUPPLEMENTAL CASH FLOW AND NONCASH INVESTING AND FINANCING ACTIVITIES
    INFORMATION:
       Income taxes paid                                                   $     3,757           $    65,285
       Interest paid                                                       $   265,677           $    36,271

       Fair value of assets acquired                                       $ 6,139,034           $ 4,437,535
       Debt and liabilities assumed                                          5,382,308               590,035
                                                                           -----------           -----------
       Fair value of common stock issued                                   $   756,726           $ 3,847,500
                                                                           ===========           ===========

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MAY 31, 1997 AND NOVEMBER 30, 1996
                                   (UNAUDITED)

(1) The consolidated financial information of The Fresh Juice Company, Inc. and Subsidiaries (the Company), included herein has been prepared by the Company and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the periods ended May 31, 1997 are not necessarily indicative of the operating results which may be achieved for the full year. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(2) Inventories at May 31, 1997 and November 30, 1996 consist of the following:

                                           1997                  1996
                                           ----                  ----

          Raw Materials                 $  880,283            $  375,351
          Finished goods                 2,379,016             1,383,849
                                        ----------            ----------
                                        $3,259,299            $1,759,200
                                        ==========            ==========

(3) Hansen's Juices, Inc. (Hansen's) which the Company acquired as of December 2, 1996 (see Note 4), has been named as one of many defendants in a lawsuit filed by the Franchise Holders of Southland Corporation (Southland), against Southland and a large number of the purveyors to the franchisees of Southland, i.e., 7-Eleven stores. Hansen's was one of the purveyors that has been sued in connection with that lawsuit. However, there is only one cause of action which pertains to Hansen's, and Hansen's is coupled in that count with Southland, the Coca-Cola Company and Pepsi-Cola Company. The basis of the cause of action is that each of the named purveyors conspired to fix prices on soft drinks by trying to set the franchisees' retail price of their respective products in order for the franchisee(s) to obtain a discount off the wholesale price. In the count in which Hansen's was named, the plaintiffs seek total damages in excess of $50,000. The case was filed in September 1993 and is venued in the Superior Court of the State of California for the County of Alameda. On March 12, 1997, the Superior Court of the State of California for the County of Alameda entered an Order Granting Summary Adjudication in favor of Hansen's, however, on June 19, 1997, the Franchise Holders of Southland filed an appeal seeking to overturn the Order Granting Summary Adjudication in favor of Hansen's. Management of the Company intends to vigorously oppose the appeal and believes that the ultimate resolution of this matter will not have a material impact on the financial position of the Company.

         A former employee of Clear Springs Citrus, Inc. has filed a lawsuit for breach of his employment agreement. The plaintiff seeks total damages in excess of $50,000. Management of the Company believes the ultimate resolution of this matter will not have a material impact on the financial position of the Company.

(4) During the fourth quarter of fiscal 1996, the Company made adjustments to its original purchase accounting relative to The Ultimate Juice Company, Inc. ("Ultimate") merger, recorded during the second quarter of fiscal 1996. These adjustments were: (a) reducing the value of the company's common stock exchanged for the stock of Ultimate and (b) capitalizing as acquisition costs certain previously expensed items such a professional fees, etc. The following pro forma table reflects the effect of these adjustments on the previously reported three month and six month periods ended May 31 of fiscal 1996:

                                             Three Months       Six Months
                                               Ended              Ended
                                             May 31, 1996      May 31, 1996
                                             ------------      ------------

       Earnings From Operations                $420,329          $277,238
       Net Earnings                            $304,174          $160,798
       Net Earnings Per Common Share                .07               .04

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MAY 31, 1997 AND NOVEMBER 30, 1996
                                   (UNAUDITED)

         The Company finalized their purchase accounting relative to the Ultimate merger during the second quarter of the fiscal 1997 with no additional adjustments from that reflected in the November 30, 1996 Form 10-KSB.

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

         The estimated fair value of Hansen's assets and liabilities at the date of acquisition is presented as follows:

          Cash                                                   $  112,244
          Trade accounts receivable                                 810,853
          Inventory                                                 492,300
          Prepaid expenses                                           40,617
          Notes receivable - stockholders                           228,000
          Property, plant and equipment                           2,249,937
          Goodwill, representing excess of cost over
            estimated fair values of net assets acquired          1,922,036
          Intangible assets                                         388,703
          Other assets                                               44,344
          Notes payable to bank                                    (139,926)
          Long-term debt                                           (964,505)
          Accounts payable and accrued expenses                  (1,424,688)
          Obligations under capital lease                          (108,438)
          Notes payable - related parties                        (2,543,021)
          Deferred income taxes                                     (63,228)
          Deferred building rent                                   (138,502)
                                                                 ----------
               Total Purchase Price                              $  906,726
                                                                 ==========

         In the above acquisition, the common stock delivered as consideration is unregistered and contains certain restrictions as well as having several large blocks of stock being issued to certain sellers in the transaction. Management is in the process of evaluating the fair values of the assets acquired and liabilities assumed, and has made preliminary assessments of the fair values of assets acquired and liabilities assumed in connection with the Hansen's merger. Management of the Company upon receiving advice from its investment banker, has made an assessment of the fair value of the common stock issued in connection with the Hansen's acquisition at the approximate date of the merger agreement which fair value approximates 70% of the publicly traded market price.

         In connection the Hansen's merger, management's preliminary assessments of fair values for assets acquired and liabilities assumed to date result in tentative allocations of amounts to the excess of costs over the fair values of net assets acquired. Management continues to be in a discovery and assessment period, and is evaluating the possible existence of other identifiable intangible assets that may exist. No adjustments have been made to the consolidated financial statements with respect to a final determination as to the existence and fair values of other identifiable intangible assets, should any exist. The final fair values of property, plant and equipment acquired in the merger will be determined by management upon the completion of the appraisal process.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MAY 31, 1997 AND NOVEMBER 30, 1996
                                   (UNAUDITED)

       In connection with the Hansen's merger, the Company issued warrants as part of the merger consideration to sellers, and certain bank debt and debt to former shareholders was assumed. Management is in the process of evaluating the fair value of the warrants issued and debt assumed. No adjustments have been included in the consolidated financial statements for these matters.

       The following table presents selected financial information (unaudited) for the Company and Ultimate, Clear Springs Citrus, Inc. ("Clear Springs") and Hansen's on a pro-forma basis assuming the four companies had been combined for the six months ended May 31, 1996. Pro-forma results for the six months include the results of the Company for the six months ended May 31, 1996 combined with the results of Ultimate for the four month period December 1, 1995 to March 31, 1996 and the results of Clear Springs and Hansen's for the six month periods ended June 30, 1996, which are periods prior to their acquisition by the Company. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Ultimate, Clear Springs and Hansen's constituted a single entity during such period. Pro-forma results include necessary pro-forma adjustments:

          Net Sales                                         $21,433,729

          Net Earnings                                      $   163,787

          Net Earnings Per Common Share                     $       .03

       Such pro-forma data reflects certain preliminary adjustments to the fair value of the assets purchased since, as indicated above, the Company has not had an opportunity to obtain all of the appraisals or other independent verifications of the fair value of the assets purchased.

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

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MAY 31, 1997 AND NOVEMBER 30, 1996
                                   (UNAUDITED)


       In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share," and SFAS 129, "Disclosure of Information about Capital Structure." SFAS 128, which is effective for fiscal years ending after December 15, 1997, including interim periods, requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS, which replaces primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under the existing rules. SFAS 128 requires restatement of all prior period EPS amounts presented after the effective date. The Company will adopt the provisions of SFAS 128 in fiscal 1998; however, the impact of adoption has not yet been determined. SFAS 129, which is also effective for fiscal years ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. The Company will adopt the disclosure requirements of SFAS 129 during the fiscal year ending November 30, 1998.

(6)    The Company's provision for income taxes for the six months ended
       May 31, 1997 reflects the benefits of a reduction in its deferred tax asset valuation account of approximately $357,000, resulting from the utilization of net operating losses in effect as of November 30, 1996. As of November 30, 1996, these net operating loss carryforwards were fully offset by a valuation allowance. In addition, the tax benefit of pre-acquisition net operating losses pertaining to Clear Springs, which have been utilized during the six months ended May 31, 1997, have been credited to excess cost of fair values of net assets in the amount of $51,261.

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

         As more fully discussed in Item 1 of the Annual Report on Form 10-KSB, the Company acquired both The Ultimate Juice Company, Inc. ("Ultimate") and Clear Spring Citrus, Inc. ("Clear Springs") during the year ended November 30, 1996. In addition, as more fully discussed in Note 4 to the Company's Consolidated Financial Statements contained in this Quarterly Report on Form 10-QSB, the Company acquired Hansen's Juices, Inc. ("Hansen's") by merger during the quarter ended February 28, 1997. The merger with Ultimate (the "Ultimate Merger") became effective on April 1, 1996; the merger with Clear Springs (the "Clear Springs Merger") became effective on September 1, 1996; and the merger with Hansen's (the "Hansen's Merger") became effective on December 2, 1996. Since (a) the Clear Springs Merger and the Hansen's Merger each became effective subsequent to May 31, 1996 and (b) the Ultimate Merger become effective one month into the quarter ended May 31, 1996, the Company's consolidated statements of operations for the quarter ended May 31, 1996, consisted of the Company's activities, inclusive of only two months of the operations of Ultimate and exclusive of the operations of Clear Springs and Hansen's, whereas the Company's consolidated statements of operations for the quarter ended May 31, 1997 consist of the Company's activities, inclusive of the operations of each of the acquired entities described above.

         Primarily as a result of the Ultimate Merger, the Clear Springs Merger and the Hansen's Merger (hereinafter the "Acquisitions"), the Company's net sales have increased to $20,836,509 for the six months ended May 31, 1997, representing a 168% increase over the Company's net sales of $7,779,639 for the six months ended May 31, 1996. For the quarter ended May 31, 1997, net sales have increased to $11,458,916 or 106% over net sales of $5,566,796 for the corresponding quarter of the previous year.

         As a result of the increase in net sales due to the Acquisitions, gross profit, has increased to $6,140,359 for the six months ended May 31, 1997, representing a 188% increase over the Company's gross profit of $2,130,424 for the six months ended May 31, 1996. For the quarter ended May 31, 1997, gross profit increased to $3,458,702 from $1,183,096 for the corresponding quarter of the previous year, representing a 192% increase.

         In addition to a proportionate increase in cost of goods sold relating to increased sales, cost of goods sold also increased due to a change in the product mix sold by the Company. Prior to April 1, 1996, the Company was primarily a distributor of frozen fresh squeezed juices. However, as a result of the Acquisitions and the Company's acquisition and renovation of its production facility in Winter Haven, Florida (the "Florida Plant"), the Company's revenue mix has changed, and the Company is now a manufacturer and distributor of fresh squeezed frozen and non-frozen juices and other juice and non carbonated beverages, with the majority of the Company's revenues derived from the sale of fresh, non-frozen juices.

         The Company's selling, general and administrative expenses have also increased as a result of the Acquisitions and the operation of the Florida Plant and Hansen's California facility. Selling, general and administrative expenses, have increased to $4,397,520 for the six months ended May 31, 1997, representing a 131% increase over the Company's selling, general and administrative expenses of $1,906,123 for the six months ended May 31, 1996. For the quarter ended May 31, 1997, the Company's selling, general and administrative expenses increased to $2,354,390 from $829,167 for the corresponding quarter of the previous year, representing a 184% increase.

         The interest paid on the outside financing obtained in connection with equipping the Florida Plant, the assumption of debt from the Hansen's Merger, as well as the Company's $2,500,000 working capital line of credit, has caused interest expense to increase by $210,066 to $275,351 for the six months ended May 31, 1997 as compared to $65,285 for the six months ended May 31, 1996. For the quarter ended May 31, 1997, interest expense increased $104,284 to $136,927 as compared to $32,643 for the quarter ended May 31, 1996.

FINANCIAL CONDITION

         As a result of the Hansen's Merger, increased sales and the substantial completion of the season in which the Company manufactures and builds up its fresh frozen inventory, both the current and total assets of the Company have increased to $7,537,425 and $22,487,203, respectively, as of May 31, 1997, as compared to $4,425,756 and $15,281,472, respectively, as of November 30, 1996. Specifically, the Company's trade accounts receivable and inventories have increased to $3,869,030 and $3,259,299, respectively, as of May 31, 1997, as compared to $2,236,781 and $1,759,200, respectively, as of November 30, 1996.

         Primarily as a result of the Hansen's Merger, the Company's balances for property, plant and equipment have increased to $6,385,711 as of May 31, 1997 as compared to $4,454,685 as of November 30, 1996.

         Similarly, the Hansen's Merger has resulted in an increase in excess cost over fair values of net assets acquired, net of accumulated amortization, to $7,778,574 as of May 31, 1997 as compared to $6,110,947 as of November 30, 1996, as well as an increase in trademarks, patents and other intangibles, net of accumulated amortization, to $497,136 as of May 31, 1997 as compared to $140,084 as of November 30, 1996.

         Accounts payable and accrued expenses have increased to $3,666,769 as of May 31, 1997 as compared to $2,836,582 as of November 30, 1996. This increase results from the consolidation of the Hansen's accounts payable and accrued expenses into the Company's financial statements. The Hansen's merger and the assumption of the Hansen's debt associated therewith, have resulted in an increase in current installments of long term debt to $565,542 as of May 31, 1997 as compared to $260,070 as of November 30, 1996, as well as an increase in notes payable-related parties to $2,504,766 as of May 31, 1997 as compared to $0 as of November 30, 1996. Additional draws on the Company's credit line used to finance its operations and pay off existing debts of its subsidiaries have resulted in an increase in notes payable to bank to $1,291,000 as of May 31, 1997 as compared to $705,000 as of November 30, 1996.

         The Hansen's merger and the issuance of additional shares of the Company's common stock in connection therewith have resulted in an increase in paid-in capital to $9,334,039 as of May 31, 1997 as compared to $1,291,000 as of November 30, 1996.

LIQUIDITY

         The Company has working capital of $1,157,179 at May 31, 1997 as compared to $624,104 at November 30, 1996. The Company requires capital to support its capital improvements and the level of inventory required to meet current demand as well as expected future increases in demand for its products. To provide additional liquidity, in August 1996, the Company obtained a $2,500,000 line of credit with Fleet Bank, N.A.. At May 31, 1997, the amount drawn on the line was $1,291,000, leaving $1,209,000 available as of such date. As of July 14, 1997, approximately $1,475,000 of the line of credit is still available, depending upon qualified levels of accounts receivable and inventories as defined in the Loan Agreement. The Company typically invests approximately $2.5 million from January through June to replenish its yearly fresh-frozen juice inventory. The Company believes that it has sufficient liquidity to conduct its business and to build its fresh-frozen inventory during the remainder of the Florida harvest season to meet the Company's current customers' demand for its fresh-frozen products. A lack of availability of quality fruit and higher cost of citrus would hamper the Company's ability to maintain its rate of growth and its current gross profit level. In connection with the Hansen's Merger, the Company assumed the debt obligations of Hansen's. The Company believes that the results of its operations (inclusive of Hansen's), will be sufficient to meet these additional debt obligations.

         As a result of the Hansen's Merger and the Company's operating results for the fourth fiscal quarter of the year ended November 30, 1996, at May 31, 1997, the Company was in violation of the Debt to Worth Ratio and the Minimum Debt Service Coverage Ratio financial covenants in its new working capital credit facility with Fleet Bank, N.A. In July, the Company obtained from Fleet Bank, N.A. a waiver of both covenants until the test date at the end of the third fiscal quarter. Management is presently working with Fleet Bank, N.A. to permanently amend such covenants to bring the Company into compliance. The Company's ability to meet its financial covenants in the future is dependent upon future operating results.

                           PART II - OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

        As previously disclosed in the Company's Annual Report on Form 10-KSB, the Company's subsidiary, The Fresh Juice Company of California, Inc. (Hansen's), has been named as one of many defendants in a lawsuit filed by the Franchise Holders of Southland Corporation ("Southland") against Southland and a large number of the purveyors to the franchisees of Southland, i.e., 7-Eleven stores. Hansen's was one of the purveyors that has been sued in connection with that lawsuit. However, there is only one cause of action which pertains to Hansen's, and Hansen's is coupled in that count with Southland, The Coca-Cola Company and Pepsi-Cola Company. The basis of the cause of action is that each of the named purveyors conspired to fix prices on soft drinks by trying to set the franchisees' retail price of their respective products in order for the franchisee(s) to obtain a discount off the wholesale price. In the count in which Hansen's was named, the plaintiffs seek total damages in excess of $50,000.00. The case was filed in September, 1993 and is venued in the Superior Court of the State of California for the County of Alameda. On March 12, 1997, the Superior Court of the State of California for the County of Alameda entered an Order Granting Summary Adjudication in favor of Hansen's, however, on June 19, 1997, the Franchise Holders of Southland filed an appeal seeking to overturn the Order Granting Summary Adjudication in favor of Hansen's. Management of the Company intends to vigorously oppose the appeal and believes that the ultimate resolution of this matter will not have a material impact on the financial position of the Company.

        As previously disclosed in the Company's Annual Report on Form 10-KSB, Fresh Pik't Natural Foods, Inc., a wholly owned subsidiary of the Company, was named as a defendant in a legal matter seeking damages in excess of $250,000, and the matter had been settled pending court approval of the settlement. On or about June 20, 1997, the settlement was approved by the court, and the Company has begun making the installment payments required under the terms of the settlement.

        On or about May 12, 1997, Parley R. Blackwelder, a former employee of Clear Springs, filed a lawsuit against Clear Sprints, alleging a breach of his employment agreement with Clear Springs and seeking in excess of $50,000 in damages. Management of the Company intends to vigorously defend against this lawsuit and believes that the ultimate resolution of this matter will not have a material impact on the financial position of the Company.

Item 6.  Exhibits and Reports on Form 8-K

                                    (a)     Exhibits

                                    27      Financial Data Schedule

                                    (b)     Reports on Form 8-K

                                            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE FRESH JUICE COMPANY, INC.



Dated:  July 15, 1997         By: /s/ Steven M. Bogen
                                  --------------------
                                        Steven M. Bogen
                                        Co-Chairman of the Board and
                                        Chief Executive Officer
                                        (principal executive officer)


Dated:  July 15, 1997         By: /s/ Mark Feldman
                                 -----------------
                                        Mark Feldman, Chief Financial
                                        Officer (principal financial officer and
                                        principal accounting officer)

                                  EXHIBIT INDEX


Exhibit

27     Financial Data Schedule