Form 10QSB
period 1997-08-31
FRESH JUICE CO INC
filed 1997-10-16
CIK 802354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1997
Commission file No. 0-15320

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


Registrant's telephone number, including area code (732) 396-1112


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes /X/                                               No / /


The number of shares of $.01 par value Common Stock outstanding as of October 14, 1997 was 6,467,731.

                                     Part I
Item 1.  Financial Statements

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      AUGUST 31, 1997 AND NOVEMBER 30, 1996

          ASSETS                                                                              1997                1996
                                                                                              ----                ----
                                                                                            (Unaudited)
Current Assets:
    Cash and cash equivalents                                                              $   866,091       $   133,768
    Trade accounts receivable                                                                3,448,061         2,236,781
    Inventories                                                                              3,294,093         1,759,200
    Current portion of notes receivable - stockholders                                          15,640                --
    Prepaid and other current assets                                                           333,930           296,007
                                                                                           -----------       -----------
          Total Current Assets                                                               7,957,815         4,425,756

Property, Plant and Equipment, at Cost:
    Land                                                                                        30,000            30,000
    Building and leasehold improvements                                                      3,014,546         1,740,229
    Equipment                                                                                5,734,453         3,137,411
    Molds                                                                                      279,354           224,333
    Vehicles                                                                                   306,878           143,358
                                                                                           -----------       -----------
                                                                                             9,365,231         5,275,331
    Less accumulated depreciation and amortization                                           3,100,728           820,646
                                                                                           -----------       -----------
          Net Property, Plant and Equipment                                                  6,264,503         4,454,685

Excess Cost Over Fair Values of Net Assets Acquired, Net of Accumulated Amortization
    of $431,909 at August 31, 1997 and $126,748 at November 30, 1996                         7,676,577         6,110,947
Trademarks, Patents and Other Intangibles, Net of Accumulated Amortization of
    $72,312 at August 31, 1997 and $23,108 at November 30, 1996                                479,583           140,084
Notes Receivable - Stockholders, Net of Current Portion                                        164,800                --
Other Assets                                                                                    65,995           150,000
                                                                                           -----------       -----------

          TOTAL ASSETS                                                                     $22,609,273       $15,281,472
                                                                                           ===========       ===========


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Notes payable to bank                                                                  $ 1,200,000       $   705,000
    Current installments of obligations under capital lease                                     23,604                --
    Current installments of long-term debt                                                   1,012,843           260,070
    Accounts payable and accrued expenses                                                    3,584,503         2,836,582
    Current installments of notes payable - related parties                                    171,403                --
    Income taxes payable                                                                       457,868                --
                                                                                           -----------       -----------
          Total Current Liabilities                                                          6,450,221         3,801,652

Obligations Under Capital Lease, Net of Current Installments                                    58,362                --
Long-Term Debt, Net of Current Installments                                                  1,416,364         1,524,562
Notes Payable - Related Parties, Net of Current Installments                                 2,276,099                --
Deferred Income Taxes                                                                           97,228            34,000
Deferred Building Rent                                                                         142,816                --

Shareholders' Equity:
    Series preferred stock, par value $10; authorized 7,000,000 shares; none issued                 --                --
    Common stock, par value $.01; authorized 30,000,000 shares; issued
    6,679,669 shares at August 31, 1997 and 6,062,000 shares at November 30,
    1996; outstanding 6,467,731 shares at August 31, 1997 and 5,850,062
    shares at November 30, 1996                                                                 66,797            60,620
    Additional paid-in capital                                                               9,333,958         8,583,490
    Retained earnings                                                                        3,050,721         1,560,441
                                                                                           -----------       -----------
                                                                                            12,451,476        10,204,551
    Less cost of common shares held in treasury: 211,938 shares
    at August 31, 1997 and November 30, 1996                                                   283,293           283,293
                                                                                           -----------       -----------
          Total Shareholders' Equity                                                        12,168,183         9,921,258
                                                                                           -----------       -----------

Commitments and Contingency

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $22,609,273       $15,281,472
                                                                                           ===========       ===========

See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   NINE MONTHS ENDED AUGUST 31, 1997 AND 1996

                                   (UNAUDITED)

                                                       1997               1996
                                                       ----               ----
Net Sales                                          $ 31,491,349        $13,350,162
Cost of Goods Sold                                   22,639,803          9,856,841
                                                   ------------        -----------
    Gross Profit                                      8,851,546          3,493,321


Selling, General and Administrative Expenses          6,481,003          3,149,501
Merger and Acquisition Expenses                              --            249,305
                                                   ------------        -----------

          Earnings From Operations                    2,370,543             94,515


Interest Income                                          20,611             38,733
Interest Expense                                       (401,345)           (96,462)
Other Income                                             19,267              8,410
                                                   ------------        -----------

          Earnings Before Income Taxes                2,009,076             45,196


Income Taxes                                            518,796             49,500
                                                   ------------        -----------


          Net Earnings (Loss)                         1,490,280             (4,304)


Retained Earnings, Beginning of Period                1,560,441          2,489,484
                                                   ------------        -----------


Retained Earnings, End of Period                   $  3,050,721        $ 2,485,180
                                                   ============        ===========


Net Earnings Per Common Share                      $        .23        $       .00
                                                   ============        ===========


Weighted Average Number of Common and Common
    Equivalent Shares Outstanding                     6,542,571          4,184,316
                                                   ============        ===========

See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED AUGUST 31, 1997 AND 1996

                                   (UNAUDITED)

                                                        1997               1996
                                                        ----               ----
Net Sales                                           $10,654,840        $ 5,570,523
Cost of Goods Sold                                    7,943,653          4,207,626
                                                    -----------        -----------
    Gross Profit                                      2,711,187          1,362,897


Selling, General and Administrative Expenses          2,083,483          1,322,218
Merger and Acquisition Expenses                              --            170,465
                                                    -----------        -----------

          Earnings (Loss) From Operations               627,704           (129,786)


Interest Income                                           6,488             10,757
Interest Expense                                       (125,994)           (31,177)
Other Income (Expense)                                  (12,412)             3,448
                                                    -----------        -----------

          Earnings (Loss) Before Income Taxes           495,786           (146,758)


Income Taxes (Benefit)                                  238,321            (31,500)
                                                    -----------        -----------


          Net Earnings (Loss)                           257,465           (115,258)


Retained Earnings, Beginning of Period                2,793,256          2,600,438
                                                    -----------        -----------


Retained Earnings, End of Period                    $ 3,050,721        $ 2,485,180
                                                    ===========        ===========


Net Earnings (Loss) Per Common Share                $       .04        $      (.02)
                                                    ===========        ===========


Weighted Average Number of Common and Common
    Equivalent Shares Outstanding                     6,615,361          4,690,062
                                                    ===========        ===========

See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   NINE MONTHS ENDED AUGUST 31, 1997 AND 1996

                                   (UNAUDITED)

                                                                                           1997               1996
                                                                                           ----               ----
Cash Flows From Operating Activities:
    Net earnings (loss)                                                                $ 1,490,280        $    (4,304)
    Adjustments to reconcile net earnings (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                                     1,086,638            279,615
       Loss on disposal of property, plant and equipment                                     1,104                 --
       Noncash income tax charge                                                            51,261                 --
       Deferred building rent                                                                4,314                 --
       Changes in assets and liabilities, net of assets acquired and liabilities assumed:
          Trade accounts receivable                                                       (400,427)          (397,322)
          Inventories                                                                   (1,042,593)          (456,498)
          Prepaid and other current assets                                                   2,694           (122,420)
          Other assets                                                                     128,349                 --
          Accounts payable and accrued expenses                                           (676,848)           354,847
          Income taxes payable                                                             457,868            (42,318)
                                                                                       -----------        -----------
            Net Cash Provided By (Used In) Operating Activities                          1,102,640           (388,400)


Cash Flows From Investing Activities:
    Installments from notes receivable - Ultimate Juice                                         --             30,000
    Increase in advances to Clear Springs Citrus                                                --           (393,932)
    Decrease in notes receivable - stockholders                                             47,560                 --
    Acquisitions of property, plant and equipment                                         (293,274)        (1,295,719)
    Acquisitions of trademarks and patents                                                      --            (61,215)
    Acquisition of Hansen's Juices, Inc., net of cash acquired                             (37,756)                --
    Cash acquired in Ultimate Juice merger                                                      --             70,936
                                                                                       -----------        -----------
            Net Cash Used In Investing Activities                                         (283,470)        (1,649,930)


Cash Flows From Financing Activities:
    Proceeds from notes payable to bank                                                    586,000            405,000
    Repayment of notes payable to bank                                                     (91,000)                --
    Repayment of long-term debt                                                           (459,856)                --
    Repayment of capital lease obligations                                                 (26,472)                --
    Repayment of notes payable - related parties                                           (95,519)           (22,000)
                                                                                       -----------        -----------
            Net Cash Provided By (Used In) Financing Activities                            (86,847)           383,000
                                                                                       -----------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                       732,323         (1,655,330)

Cash and Cash Equivalents at Beginning of Period                                           133,768          1,998,063
                                                                                       -----------        -----------

Cash and Cash Equivalents at End of Period                                             $   866,091        $   342,733
                                                                                       ===========        ===========

SUPPLEMENTAL CASH FLOW AND NONCASH INVESTING AND FINANCING ACTIVITIES
    INFORMATION:
       Income taxes paid                                                               $   174,753        $    96,462
       Interest paid                                                                   $   399,828        $    94,063

       Fair value of assets acquired                                                   $ 6,139,034        $ 4,437,535
       Debt and liabilities assumed                                                      5,382,308            590,035
                                                                                       -----------        -----------
       Fair value of common stock issued                                               $   756,726        $ 3,847,500
                                                                                       ===========        ===========


See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 1997 AND NOVEMBER 30, 1996

                                   (UNAUDITED)

(1) The consolidated financial information of The Fresh Juice Company, Inc. and Subsidiaries (the Company), included herein has been prepared by the Company and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the periods ended August 31, 1997 are not necessarily indicative of the operating results which may be achieved for the full year. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(2) Inventories at August 31, 1997 and November 30, 1996 consist of the following:

                                                                            1997           1996
                                                                            ----           ----

               Raw Materials                                             $  999,426     $  375,351
               Finished Goods                                             2,294,667      1,383,849
                                                                         ----------     ----------
                                                                         $3,294,093     $1,759,200
                                                                         ==========     ==========


(3) Hansen's Juices, Inc. (Hansen's) which the Company acquired as of December 2, 1996 (see Note 4), has been named as one of many defendants in a lawsuit filed by the Franchise Holders of Southland Corporation (Southland), against Southland and a large number of the purveyors to the Franchisees of Southland, i.e., 7-Eleven stores. Hansen's was one of the purveyors that has been sued under that lawsuit. However, there is only one cause of action which pertains to Hansen's, and Hansen's is coupled in that count with Southland, the Coca-Cola Company and Pepsi-Cola Company. The basis of the cause of action is that each of the named purveyors conspired to fix prices on soft drinks by trying to set the Franchisees' retail price of their respective products in order for the Franchisee(s) to obtain a discount off the wholesale price. In the count in which Hansen's was named, the plaintiffs seek total damages in excess of $50,000. The case was filed in September 1993 and is venued in the Superior Court of the State of California for the County of Alameda. On March 12, 1997, the Superior Court of the State of California for the County of Alameda entered an Order Granting Summary Adjudication in favor of Hansen's. On June 19, 1997, the Franchise Holders of Southland filed an appeal seeking to overturn the Order Granting Summary Adjudication in favor of Hansen's. The appeal is presently pending and is in the briefing phase. Management of the Company intends to vigorously oppose the appeal and believes that the defense of the action as well as the ultimate resolution of this matter will not have a material impact on the results of operations, liquidity or financial condition of the Company.

     On or about May 12, 1997, Parley R. Blackwelder, a former employee of Clear Springs, filed a lawsuit against Clear Springs, alleging a breach of his employment agreement with Clear Springs and seeking in excess of $50,000 in damages. The case is venued in The Circuit Court of The Tenth Judicial Circuit In and For Polk County, Florida and has recently been amended to name Clear Springs' successor by merger, The Fresh Juice Company of Florida, Inc., as a party defendant. The case is presently in the discovery phase. Management of the Company intends to vigorously defend against this lawsuit and believes that the defense of the action as well as the ultimate resolution of this matter will not have a material impact on the results of operations, liquidity or financial condition of the Company.

(4) During the fourth quarter of fiscal 1996, the Company made adjustments to its original purchase accounting relative to the Ultimate Juice merger, recorded during the second quarter of fiscal 1996. These adjustments were:
     (a) reducing the value of the Company's common stock exchanged for the stock of Ultimate Juice and (b) capitalizing as acquisition costs certain previously expensed items such as professional fees, etc. The following pro-forma table reflects the effect of these adjustments on the previously reported three month and nine month periods ending August 31 of fiscal 1996:









                                                                Three Months                Nine Months
                                                                   Ended                       Ended
                                                               August 31, 1996            August 31, 1996
                                                              ---------------            ---------------
                                                                (Pro-forma)                (Pro-forma)
         Earnings From Operations                                $ 46,780                   $354,657
         Net (Loss) Earnings                                     $(26,975)                  $149,850
         Net (Loss) Earnings Per Common Share                        (.01)                       .04

    The Company finalized their purchase accounting relative to the Ultimate merger during the second quarter of fiscal 1997 with no additional adjustments from that reflected in the Company's November 30, 1996 10-KSB.

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

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 1997 AND NOVEMBER 30, 1996

                                   (UNAUDITED)

    The estimated fair value of Hansen's assets and liabilities at the date of acquisition is presented as follows:

         Cash                                                                          $  112,244
         Trade accounts receivable                                                        810,853
         Inventory                                                                        492,300
         Prepaid expenses                                                                  40,617
         Notes receivable - stockholders                                                  228,000
         Property, plant and equipment                                                  2,249,937
         Goodwill, representing excess of cost over
           estimated fair values of net assets acquired                                 1,922,036
         Intangible assets                                                                388,703
         Other assets                                                                      44,344
         Long-term debt                                                                (1,104,431)
         Accounts payable and accrued expenses                                         (1,424,688)
         Obligations under capital lease                                                 (108,438)
         Notes payable - related parties                                               (2,543,021)
         Deferred income taxes                                                            (63,228)
         Deferred building rent                                                          (138,502)
                                                                                       ----------
            Total Purchase Price                                                       $  906,726
                                                                                       ==========

     In the above acquisition, the common stock delivered as consideration is unregistered and contains certain restrictions as well as having several large blocks of stock being issued to certain sellers in the transactions. Management is in the process of evaluating the fair values of the assets acquired and liabilities assumed, and has made preliminary assessments of the fair values of assets acquired and liabilities assumed in connection with the Hansen's merger. Management of the Company upon receiving advice from its investment banker, has made an assessment of the fair value of the common stock issued in connection with the Hansen's acquisition at the approximate date of the merger agreement which fair value approximates 70% of the publicly traded market prices.

     In connection with the Hansen's merger, management's preliminary assessments of fair values for assets acquired and liabilities assumed to date result in tentative allocations of amounts to the excess of costs over the fair values of net assets acquired. Management continues to be in a discovery and assessment period, and is evaluating the possible existence of other identifiable intangible assets that may exist. No adjustments have been made to the consolidated financial statements with respect to a final determination as to the existence and fair values of other identifiable intangible assets, should any exist.

     In connection with the Hansen's merger, the Company issued warrants as part of the merger consideration to sellers, and certain bank debt and debt to former shareholders was assumed. Management is in the process of evaluating the fair value of the warrants issued and debt assumed. No adjustments have been included in the consolidated financial statements for these matters.

     The following table presents selected financial information (unaudited) for the Company and Ultimate, Clear Springs and Hansen's on a pro-forma basis assuming the four companies had been combined for the nine months ended August 31, 1996. Pro-forma results for the nine months include the results of the Company for the nine months ended August 31, 1996 combined with the results of Ultimate for the four month period December 1, 1995 to March 31, 1996, the results of Clear Springs for the nine month period October 1, 1995 to June 30, 1996 and the results of Hansen's for the nine month period ended September 30, 1996, which are periods prior to their acquisition by the Company. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Ultimate, Clear Springs and Hansen's constituted a single entity during such period. Pro-forma results include necessary pro-forma adjustments:


                                                                                   NINE MONTHS ENDED
                                                                                    AUGUST 31, 1996
                                                                                   -----------------
                                                                                      (Pro-forma)
         Net Sales                                                                     $31,910,394

         Net (Loss) Earnings                                                           $  (182,067)

         Net (Loss) Earnings Per Common Share                                          $      (.03)

     Such pro-forma data reflects certain preliminary adjustments to the fair value of the Clear Springs and Hansen's assets purchased since, as indicated above, the Company has not had an opportunity to obtain all of the independent verifications of the fair value of the assets purchased.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 1997 AND NOVEMBER 30, 1996

                                   (UNAUDITED)



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

(6) The Company's provision for income taxes for the nine months ended August 31, 1997 reflects the benefits of a reduction in its deferred tax asset valuation account of approximately $393,000, resulting from the utilization of net operating losses in effect as of November 30, 1996. As of November 30, 1996, these net operating loss carryforwards were fully offset by a valuation allowance. In addition, the tax benefit of pre-acquisition net operating losses pertaining to Clear Springs, which have been utilized during the nine months ended August 31, 1997, has been credited to excess cost of fair values of net assets in the amount of $51,261.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

         As more fully discussed in Item 1 of the Annual Report on Form 10-KSB, the Company acquired both The Ultimate Juice Company, Inc. ("Ultimate") and Clear Spring Citrus, Inc. ("Clear Springs") during the year ended November 30, 1996. In addition, as more fully discussed in Note 4 to the Company's Consolidated Financial Statements contained in this Quarterly Report on Form 10-QSB, the Company acquired Hansen's Juices, Inc. ("Hansen's") by merger during the quarter ended February 28, 1997. The merger with Ultimate (the "Ultimate Merger") became effective on April 1, 1996; the merger with Clear Springs (the "Clear Springs Merger") became effective on September 1, 1996; and the merger with Hansen's (the "Hansen's Merger") became effective on December 2, 1996. Since (a) the Clear Springs Merger and the Hansen's Merger each became effective subsequent to August 31, 1996 and (b) the Ultimate Merger became effective after the fourth month of the fiscal year to date period ended August 31, 1996, the Company's consolidated statements of operations for the quarter ended August 31, 1996 and the year to date period ended August 31, 1996 consist of the Company's activities, including the operations of Ultimate for three months and five months, respectively, and excluding the operations of Clear Springs and Hansen's. By contrast, the Company's consolidated statements of operations for the quarter ended and year to date period ended August 31, 1997 consist of the Company's activities, inclusive of the operations of each of the acquired entities described above.

         Primarily as a result of the Ultimate Merger, the Clear Springs Merger, the Hansen's Merger (hereinafter the "Acquisitions") and an increase in the Company's warehouse club business, the Company's net sales have increased to $31,491,349 for the nine months ended August 31, 1997, representing a 136% increase over the Company's net sales of $13,350,162 for the nine months ended August 31, 1996. For the quarter ended August 31, 1997, net sales have increased to $10,654,840 or 91% over net sales of $5,570,523 for the corresponding quarter of the previous year.

         As a result of the increase in net sales, gross profit has increased to $8,851,546 for the nine months ended August 31, 1997, representing a 153% increase over the Company's gross profit of $3,493,321 for the nine months ended August 31, 1996. For the quarter ended August 31, 1997, gross profit increased to $2,711,187 from $1,362,897 for the corresponding quarter of the previous year, representing a 99% increase.

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

         The Company's selling, general and administrative expenses have also increased as a result of the Acquisitions and the operation of the Florida Plant and Hansen's California facilities. Selling, general and administrative expenses, have increased to $6,481,003 for the nine months ended August 31, 1997, representing a 106% increase over the Company's selling, general and administrative expenses of $3,149,501 for the nine months ended August 31, 1996. For the quarter ended August 31, 1997, the Company's selling, general and administrative expenses increased to $2,083,483 from $1,322,218 for the corresponding quarter of the previous year, representing a 58% increase.

         The interest paid on the outside financing obtained in connection with equipping the Florida Plant, the assumption of debt from the Hansen's Merger, as well as the amounts drawn on the Company's $2,500,000 line of credit, has caused interest expense to increase by $304,883 to $401,345 for the nine months ended August 31, 1997, as compared to $96,462 for the nine months ended August 31, 1996. For the quarter ended August 31, 1997, interest expense increased $94,817 to $125,994 as compared to $31,177 for the quarter ended August 31, 1996.

FINANCIAL CONDITION

         As a result of the Hansen's Merger, increased sales and completion of the season in which the Company manufactures and builds up its fresh-frozen inventory, both the current and total assets of the Company have increased to $7,957,815 and $22,609,273, respectively, as of August 31, 1997, as compared to $4,425,756 and $15,281,472, respectively, as of November 30, 1996. Specifically, the Company's trade accounts receivable and inventories have increased to $3,448,061 and $3,294,093, respectively, as of August 31, 1997, as compared to $2,236,781 and $1,759,200, respectively, as of November 30, 1996.

         Primarily as a result of the Hansen's Merger, the Company's balances for property, plant and equipment have increased to $6,264,503 as of August 31, 1997, as compared to $4,454,685 as of November 30, 1996.

         Similarly, the Hansen's Merger has resulted in an increase in excess cost over fair values of net assets acquired, net of accumulated amortization, to $7,676,577 as of August 31, 1997, as compared to $6,110,947 as of November 30, 1996, as well as an increase in trademarks, patents and other intangibles, net of accumulated amortization, to $479,583 as of August 31, 1997, as compared to $140,084 as of November 30, 1996.

         Accounts payable and accrued expenses have increased to $3,584,503 as of August 31, 1997, as compared to $2,836,582 as of November 30, 1996. This increase results from the consolidation of the Hansen's accounts payable and accrued expenses into the Company's financial statements. The Hansen's Merger, the assumption of the Hansen's debt associated therewith and a balloon payment due on the mortgage on the Florida Plant have resulted in an increase in current installments of long term debt to $1,012,843 as of August 31, 1997, as compared to $260,070 as of November 30, 1996. The Hansen's Merger and the assumption of the Hansen's debt associated therewith have also resulted in an increase in notes payable-related parties to $2,447,502 as of August 31, 1997, as compared to $0 as of November 30, 1996. Additional draws on the Company's line of credit, used to finance its operations and pay off existing debts of its subsidiaries, have resulted in an increase in notes payable to bank to $1,200,000 as of August 31, 1997, as compared to $705,000 as of November 30, 1996.

         The Hansen's merger and the issuance of additional shares of the Company's common stock in connection therewith have resulted in an increase in paid-in capital to $9,333,958 as of August 31, 1997, as compared to $8,583,490 as of November 30, 1996.

LIQUIDITY

         The Company has working capital of $1,507,594 at August 31, 1997, as compared to $624,104 at November 30, 1996. The Company requires capital to support its capital improvements and the level of inventory required to meet current demand, as well as expected future increases in demand for its products. To provide additional liquidity, in August 1996, the Company obtained a $2,500,000 line of credit with Fleet Bank, N.A.. At August 31, 1997, the amount drawn on the line was $1,200,000, leaving $1,300,000 available as of such date. Due to repayments on the line of credit since August 31, 1997, as of October 14, 1997, $1,500,000 of the line of credit is available, depending upon qualified levels of accounts receivable and inventories as defined in the Loan Agreement. The Company typically invests approximately $2.5 million from January through June to replenish its yearly fresh-frozen juice inventory. The Company has substantially completed building its fresh-frozen inventory for this year and believes that it presently has sufficient liquidity to conduct its business and to maintain sufficient levels of inventory to meet the Company's current customers' demand for its products. The Company also believes that the results of its operations will be sufficient to meet its debt obligations, including those assumed in connection with the Hansen's Merger. A lack of availability of quality fruit and higher cost of citrus would hamper the Company's ability to maintain its rate of growth and its current gross profit level and may affect liquidity.

         As a result of the Hansen's Merger and the Company's operating results for the fourth fiscal quarter of the year ended November 30, 1996, at August 31, 1997, the Company was in violation of the Debt to Worth Ratio financial covenant in its new credit facility with Fleet Bank, N.A. In October, the Company obtained from Fleet Bank, N.A. a waiver of such covenant until the test date at the end of the fourth fiscal quarter. Management is presently working with Fleet Bank, N.A. to permanently amend such covenant to bring the Company into compliance. The Company's ability to meet its financial covenants in the future is dependent upon future operating results.

                           PART II - OTHER INFORMATION

LEGAL PROCEEDINGS

                  As previously disclosed in the Company's Annual Report on Form 10-KSB, the Company's subsidiary, The Fresh Juice Company of California, Inc. (Hansen's), has been named as one of many defendants in a lawsuit filed by the Franchise Holders of Southland Corporation ("Southland") against Southland and a large number of the purveyors to the franchisees of Southland, i.e., 7-Eleven stores. Hansen's was one of the purveyors that has been sued in connection with that lawsuit. However, there is only one cause of action which pertains to Hansen's, and Hansen's is coupled in that count with Southland, The Coca-Cola Company and Pepsi-Cola Company. The basis of the cause of action is that each of the named purveyors conspired to fix prices on soft drinks by trying to set the franchisees' retail price of their respective products in order for the franchisee(s) to obtain a discount off the wholesale price. In the count in which Hansen's was named, the plaintiffs seek total damages in excess of $50,000.00. The case was filed in September, 1993 and is venued in the Superior Court of the State of California for the County of Alameda. On March 12, 1997, the Superior Court of the State of California for the County of Alameda entered an Order Granting Summary Adjudication in favor of Hansen's. On June 19, 1997, the Franchise Holders of Southland filed an appeal seeking to overturn the Order Granting Summary Adjudication in favor of Hansen's. The appeal is presently pending and is in the briefing phase. Management of the Company intends to vigorously oppose the appeal and believes that the defense of the action as well as the ultimate resolution of this matter will not have a material impact on the results of operations, liquidity or financial condition of the Company.

                  On or about May 12, 1997, Parley R. Blackwelder, a former employee of Clear Springs, filed a lawsuit against Clear Springs, alleging a breach of his employment agreement with Clear Springs and seeking in excess of $50,000 in damages. The case is venued in The Circuit Court of The Tenth Judicial Circuit In and For Polk County, Florida and has recently been amended to name Clear Springs' successor by merger, The Fresh Juice Company of Florida, Inc., as a party defendant. The case is presently in the discovery phase. Management of the Company intends to vigorously defend against this lawsuit and believes that the defense of the action as well as the ultimate resolution of this matter will not have a material impact on the results of operations, liquidity or financial condition of the Company.

Item 6.  Exhibits and Reports on Form 8-K

                   (a) Exhibits

                   27  Financial Data Schedule

                   (b) Reports on Form 8-K

                       On July 8, 1997, the Company filed a Current Report on Form 8-K reporting that (a) the Company had approved an amendment to its By-laws to increase the size of the Company's Board of Directors from four to five members; and (b) Jeffrey Heavirland, the President and Chief Executive Officer of the Company's wholly owned subsidiary, The Fresh Juice Company of California, Inc., had been elected to fill the newly-created directorship. No financial statements were filed in connection with the Current Report on Form 8-K described above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE FRESH JUICE COMPANY, INC.



Dated:  October 15, 1997          By: /s/ Steven M. Bogen
                                     --------------------
                                          Steven M. Bogen
                                          Co-Chairman of the Board and
                                          Chief Executive Officer
                                          (principal executive officer)


Dated:  October 15, 1997          By: /s/ Mark Feldman
                                     -----------------
                                          Mark Feldman, Chief Financial
                                          Officer (principal financial officer
                                          and principal accounting officer)

                                  EXHIBIT INDEX


Exhibit

27       Financial Data Schedule