Form 10KSB
period 1997-11-30
FRESH JUICE CO INC
filed 1998-03-16
CIK 802354

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                            ------------------------
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

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

                            ------------------------

                   ISSUER'S TELEPHONE NUMBER: (732) 396-1112

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 par value
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.  [     ]

      STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR: $41,515,132

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of the specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act): $7,332,628 (based on the $2.15625 closing sale price of the Common Stock of the Company quoted on the NASDAQ System on February 24, 1998).

     State the number of shares outstanding of each of the issuer's class of common equity as of the latest practicable date: 6,467,731 (as of February 24, 1998).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.
================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  ITEM 1.    Description of Business.....................................     1
  ITEM 2.    Description of Property.....................................     8
  ITEM 3.    Legal Proceedings...........................................    10
  ITEM 4.    Submission of Matters to a Vote of Security-Holders.........    10
PART II
  ITEM 5.    Market for Common Equity and Related Stockholder Matters....    10
  ITEM 6.    Management's Discussion and Analysis or Plan of
             Operations..................................................    11
  ITEM 7.    Financial Statements........................................    14
  ITEM 8.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure....................................    14
PART III
  ITEM 9.    Directors, Executive Officers, Promoters and Control
             Persons.....................................................    15
  ITEM 10.   Executive Compensation......................................    18
  ITEM 11.   Security Ownership of Certain Beneficial Owners and
             Management..................................................    21
  ITEM 12.   Certain Relationships and Related Transactions..............    23
PART IV
  ITEM 13.   Exhibits and Reports on Form 8-K............................    25
Signatures...............................................................    26
Index to Financial Statements............................................    27
Independent Auditors' Report.............................................   F-1
Financial Statements.....................................................   F-2
Index to Exhibits........................................................  EX-1

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     The Fresh Juice Company, Inc. (the "Company") was incorporated in the State of New York on July 15, 1985. Immediately prior to the closing of the Company's initial public offering on November 19, 1986, the Company was merged into a wholly-owned Delaware subsidiary so as to relocate its state of incorporation. From its inception in 1985 through 1994, the Company marketed and sold frozen "fresh squeezed" Florida orange juice, grapefruit juice and other non-carbonated beverages under the brand names "Just Pik't(R)", "Fresh Pik't(R)" and "Florida Pik't(R)". On August 3, 1995, the Company acquired a flavor processing facility in Winter Haven, Florida, which the Company subsequently renovated and equipped to enable it to produce and bottle citrus juice beverages (the "Florida Plant"). At the end of fiscal 1995, the Company began producing fresh squeezed citrus juices and attempted to expand its sales by changing its business focus from primarily frozen fresh squeezed juices to both frozen and non-frozen fresh squeezed juices. Although the Company had success with its marketing efforts in the non-frozen sector of the fresh squeezed juice industry, it determined that a substantial expansion into the non-frozen sector would be more easily accomplished by entering into the strategic mergers described below.

     The Company acquired The Ultimate Juice Company, Inc. ("Ultimate") by merger effective April 1, 1996 (the "Ultimate Merger"), and as a result thereof, Ultimate became a wholly-owned subsidiary of the Company. In connection with the Ultimate Merger, all of the issued and outstanding capital stock of Ultimate was exchanged for 1,140,000 shares of the Company's common stock, $.01 par value (the "Common Stock"). In connection with this transaction, Steven M. Bogen, the President of Ultimate, became Co-Chairman, Chief Executive Officer and Secretary of the Company. Steven Smith, the Company's founder, continues as Co-Chairman and President and was also named Assistant Secretary of the Company. The Ultimate Merger was accounted for as a purchase. Ultimate subsequently changed its name to The Fresh Juice Company of New York, Inc.

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

     On December 2, 1996, the Company acquired by merger (the "Hansen's Merger") all of the outstanding capital stock of Hansen's Juices, Inc. ("Hansen's") in exchange for $90,000 in cash, 597,443 shares of the Company's Common Stock, warrants to purchase 300,000 shares of the Company's Common Stock for $3.00 per share and the assumption of Hansen's debt. The cash portion of the purchase price paid by the Company was funded from cash flow from the Company's operations. Hansen's was merged with and into The Fresh Juice Company of California, Inc. ("Fresh Juice of California"), a newly formed Delaware corporation and a wholly-owned subsidiary of the Company. Fresh Juice of California operates its business from the offices and plant leased by Hansen's in Azusa, California. The Hansen's Merger was also accounted for as a purchase. As part of the Hansen's Merger, Hansen's also restructured its existing debt obligations to two of its former stockholders arising from Hansen's redemption of the Hansen's stock previously owned by such stockholders. In order to reduce future aggregate monthly debt service and to comply with financial covenants relating to the Company's credit facility, the maturity dates of the restructured obligations owed to the former Hansen's stockholders were extended and the monthly amortization payments were deferred. In exchange for these concessions, Hansen's increased the interest rate on its obligations to these former stockholders by one percent 1% per annum, and, in the case of one restructuring, the Company delivered $60,000 in cash and 20,226 shares of the Company's Common Stock to the debt holder and forgave a debt of approximately $80,000 owed to Hansen's by the son of such debt holder.

     As a result of these recent acquisitions, the Company has established a national presence and now produces, markets and sells fresh squeezed and frozen fresh squeezed orange juice, grapefruit juice, fresh fruit smoothies and other non-carbonated beverages under the brand names "Just Pik't(R)", "Fresh Pik't(R)", "Florida Pik't(R)", "Ultimate(R)" and "Hansen's(R)". The majority of the juice produced by the Company is fresh squeezed orange juice. The Company is continuing its efforts to expand both the sales of fresh squeezed orange juice and to increase the sales volume and percentage of its sales as a whole of its other products.

     During the fiscal year ended November 30, 1997, the Company focused its efforts on fully integrating the business of each of its subsidiaries to improve plant productivity and efficiencies and to further take advantage of its economies of scale. The Company also successfully began the process of integrating each of its product lines into each of its regional subsidiaries as part of its strategic objective of creating a nationally recognized fresh juice company with brands and product lines recognized throughout the country.

  Business Development of Newly Acquired Subsidiaries

     Ultimate

     Ultimate (now known as The Fresh Juice Company of New York, Inc.) is a New Jersey corporation which was incorporated in 1987. Prior to the Ultimate Merger, Ultimate was primarily focused on the sale and distribution of non-frozen fresh squeezed orange and grapefruit juices to the food service industry. From its incorporation in 1987, through its merger with the Company in 1996, Ultimate steadily increased its sales and expanded its presence from a small distribution company doing business primarily in the New York Metropolitan area to a larger distribution company with a regional presence and doing business throughout the east coast of the United States. While its product line included pasteurized citrus juices, fresh grapefruit juice, lemonade, apple juice and water, the majority of Ultimate's sales was always fresh squeezed orange juice. By 1995 and 1996, Ultimate's annual sales had reached $11,114,608 and $11,286,669, respectively, and in 1995 it began marketing its products to supermarkets to increase its name recognition and retail presence and to further increase its sales revenues.

     Clear Springs

     Beginning in 1988, the shareholders of Ultimate began purchasing an interest in Clear Springs (now known as The Fresh Juice Company of Florida, Inc.), a fresh juice processing facility located in Winter Garden, Florida, which was also the primary supplier of Ultimate's fresh squeezed juices. By 1994, Clear Springs was owned entirely by the shareholders of Ultimate and Brian Duffy, a resident of Illinois, who served as the president of Clear Springs. Mr. Duffy is also the owner of the Natural Juice Company, a fresh squeezed juice distribution company doing business in the greater Chicago area. In addition to being the primary supplier of fresh squeezed juices to Ultimate, Clear Springs was also the principal supplier of the fresh squeezed citrus juices purchased by The Natural Juice Company and several other juice distributors throughout the country. Through its affiliation with Ultimate and the Natural Juice Company, Clear Springs steadily increased its sales and by 1994 and 1995 its annual sales revenues were $10,148,356 and $12,775,884, respectively.

     Hansen's

     Hansen's (now known as The Fresh Juice Company of California, Inc.) was established under the name Hansen's Fresh Juice Co. in 1935. It was a family owned and operated business and was subsequently incorporated in the State of California, under the name of Hansen's Juices, Inc., in 1971. From 1971 to the Hansen's Merger in 1996, Hansen's remained a family owned and operated juice producer and distributor, marketing citrus juices, vegetable juices and smoothies under the brand name of "Hansen's(R)". From its inception in 1935 when it was a small start up company doing business primarily in Southern California, to the date of the Hansen's Merger, Hansen's expanded its market presence and name recognition. By 1994, Hansen's had grown to a much larger producer and distributor of juices and smoothies, and expanded its California sales base into the states of Arizona, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. In fiscal 1994, 1995 and 1996, its sales revenues reached $9,629,231, $10,652,532 and $11,554,829, respectively.

                         INFORMATION ABOUT THE COMPANY

  Products and Market

     The Company produces, markets and distributes fresh and frozen fresh squeezed orange juice, grapefruit juice, fresh fruit smoothies and other non-carbonated beverages to both food service and retail customers under the brand names "Just Pik't(R)", "Fresh Pik't(R)", "Florida Pik't(R)", "Ultimate(R)" and "Hansen's(R)". The majority of the juice produced by the Company is fresh squeezed orange juice.

     Processed orange juice generates sales in the United States in excess of three billion dollars per year. The market is currently divided principally between chilled and pasteurized orange juice, reconstituted concentrated orange juice and frozen concentrate. A number of companies produce chilled pasteurized orange juice including "Tropicana(R)" which is marketed as a premium product. Pasteurization is used to increase shelf life, since chilled fresh juices will ferment between seventeen to twenty days after bottling. However, because pasteurization involves a distillation process in which the juice is cooked or heated, important flavor and aroma components are stripped from the juice, thereby adversely affecting the natural flavor and aroma of the juice. Further, as a nutritional matter, pasteurizing orange juice destroys valuable nutrients, and when sold in cartons, the juice loses its Vitamin C pending its sale and consumption.

     As a result of the consumer demand for fresh squeezed orange juice remaining unsatisfied, certain retail food stores squeeze and bottle their own juice. Typically such endeavors fail to produce a consistent product as it is difficult for some stores to monitor the quality of the oranges they receive or to blend them effectively. Many of the juice machines used by such stores often squeeze the rind, resulting in a bitter, oily taste. In addition, small scale operations incur higher labor costs to maintain proper cleanliness of the machinery involved. Many retailers do not have in place a Hazard Analysis and Critical Control Point ("HACCP") program addressing food safety issues. The Company's current manufacturing practices comprise a fully implemented HACCP program instituted as a requirement for the manufacture of fresh orange juice in the State of Florida.

     The Company sells its products directly and indirectly to a wide variety of accounts including supermarket chains, independent grocers, bagel stores, delicatessens, restaurants, up-scale food specialty outlets, hotels, food service caterers, and cafeterias. The Company maintains some Company owned vehicles for direct store door delivery, but primarily relies on its relationships with independent distributors to maintain and serve its customers. The Company's distributors consist of quality produce companies, specialized dairy distributors, supermarket warehouse distributors and specialty refrigerated or frozen distributors. In the Northeast and California specifically, the Company is expanding, building and supporting its successful owner-operator programs. These refrigerated sole proprietor distributorships work closely with the Company to saturate the geographic regions targeted by the Company. As a result of the diversity of the Company's customer base, no customer of the Company accounts for more than ten percent (10%) of the Company's total revenues.

     The Company's major product lines, which feature orange, grapefruit, lemonade, lemon, lime and other fresh juices and smoothies, are as follows:

          Fresh squeezed non-pasteurized juices. Sales of fresh squeezed juices account for the majority of the Company's revenues. Due to the limited shelf life of fresh juice products, the Company distributed fresh juice primarily east of Chicago prior to the Hansen's Merger. The acquisition of Hansen's has provided the Company with a presence on the West Coast and the ability to distribute fresh juice products from a western distribution point. The majority of the Company's fresh squeezed juice is sold to food service customers including hotel chains and numerous restaurant chains and independent restaurants. The balance of the Company's fresh juice sales are primarily through retail outlets including supermarkets and numerous convenience stores, delicatessens and corporate cafeterias. The Company also produces and ships full tankers of fresh squeezed juices for use by other juice companies. In the aggregate, fresh squeezed non-pasteurized juices account for approximately sixty-five percent (65%) of the Company's fiscal 1997 revenues. The Company's fresh squeezed juices are distributed under the "Fresh Pik't(R)", "Ultimate(R)", "Clear Springs(R)" and "Hansen's(R)" labels.

          Frozen fresh squeezed non-pasteurized and other frozen juices. To produce frozen fresh squeezed juices, extracted fresh juice is packaged and flash frozen for distribution. The retail outlet or consumer defrosts the juice for retail sale or consumption. The freezing process eliminates the need for expedient distribution. The Company has a patent with respect to its process of preparing frozen juice products and the container used in such a process. The Company distributes the majority of its frozen fresh squeezed juice to retail outlets including supermarkets, natural food stores, warehouse clubs and convenience stores with the balance of sales to food service customers. Additionally, the Company manufactures and/or distributes lemonade, pastuerized apple juice, carrot juice, cranberry cocktail and a fruit punch. In the aggregate, frozen fresh squeezed non-pasteurized and other frozen juices account for approximately thirteen percent (13%) of the Company's fiscal 1997 revenues. These products are distributed under the "Just Pik't(R)" label.

     Other Products.

          In order to satisfy all of the juice needs of its fresh juice customers, the Company distributes pasteurized juices under the "Ultimate(R)" label. In the aggregate, pasteurized juices account for approximately six percent (6%) of the Company's fiscal 1997 revenues. The Company also utilizes its distribution network to deliver additional products not manufactured by the Company such as waters, assorted beverages and other special order items requested by its customers. These products account for less than one percent (1%) of the Company's fiscal 1997 revenues.

     New Products.

          Smoothies and Nutritionally Fortified Juices. During fiscal 1996 the Company introduced is own line of smoothies and nutritionally fortified juices, which are blends of various fresh juices and purees. The Company believes that smoothies are a fast growing product segment. Originally introduced on the West Coast, the Company believes that smoothies are becoming increasingly popular due to their unique flavors and healthful qualities. This product line includes a variety of blended fresh juices, including citrus based juices, antioxidants, vitamin enriched juices and banana based juice products. As a result of the Hansen's Merger, the Company began, effective December 2, 1996, marketing and distributing smoothies, nutritionally fortified and carrot based juices on the West Coast through its wholly owned subsidiary, Fresh Juice of California. As a result of Hansen's West Coast business and the Company's continuing sales growth in this product sector, smoothies, nutritionally fortified juices, and carrot based juices now account, in the aggregate, for approximately twelve percent (12%) of the Company's fiscal 1997 revenues. The Company's smoothies, nutritionally fortified juices and carrot based juices are marketed under the "Just Pik't(R)" and "Hansen's(R)" labels.

          Organic Juices. In December 1995, to leverage its sales, marketing and distribution capability, the Company introduced a new line of non-pasteurized frozen fresh squeezed organic juices. The Company is marketing organic juices under the "Florida Pik't(R)" and "Organic Pik't" brand names. Organic juices are extracted from organically grown fruit, and the Company believes that this is a growing market niche. Organic juices provide the Company with an entree into a number of health food and other retail outlets augmenting the Company's existing line of fresh frozen juices. The Company currently offers organic orange juice in one liter containers for both retail and institutional accounts. In the aggregate, frozen fresh squeezed organic juices account for less than one percent (1%) of the Company's fiscal 1997 revenues.

          Fresh Juice Pre-made Cocktail Mixers and Juice Bars. The Company has developed and begun marketing non-alcoholic natural juice cocktail mixers, including daiquiri and margarita mixers. The Company also markets a frozen fresh squeezed orange juice bar. In the aggregate, these products account for less than one percent (1%) of the Company's fiscal 1997 revenues.

          Frozen Fresh Squeezed Lemon Juice, Lime Juice and Other Custom Products. The Company currently sells frozen fresh squeezed lemon juice and lime juice to its food service accounts. The Company is developing specialty lemonades and other signature drinks for national food service accounts and is currently working with national restaurant chains to develop custom products and packaging for use in these restaurant chains. In the aggregate, these products currently account for less than two percent (2%) of the Company's fiscal 1997 revenues.

  Marketing and Advertising

     As stated above, "Just Pik't(R)", "Fresh Pik't(R)" and "Florida Pik't(R)" are currently sold in numerous supermarket chains in the New York area and other major markets throughout the United States, and the "Hansen's(R)" brand is sold primarily on the West Coast. The Company's marketing efforts are intended to emphasize the fresh taste and nutritional value of its products. The Company currently plans to increase market share in the retail sector, particularly through its smoothie product line and a comprehensive marketing program. Through this marketing program, the Company expects to create unified brands, merge its product lines and link its East Coast and West Coast operations.

  Distribution

     Prior to the acquisition of the Florida Plant, "Just Pik't(R)" was shipped by the Company to its independent distributors throughout the United States from its Florida processor using unaffiliated "L.T.L." trucking companies. As a result of the acquisition of the Florida Plant, the Ultimate Merger and the Hansen's Merger, shipping of the majority of the Company's products now originates out of the Company's own production facilities, thereby providing the Company with increased control and flexibility over the distribution process. A more comprehensive description of the Company's current distribution network is set forth in the "Products and Market" section above.

  Production

     The Company now produces substantially all of its products at its own production facilities in Florida and California. These production facilities are more fully described in the Description of Property below.

  Competition

     The market for orange juice and fruit beverages is highly competitive and is dominated by major companies such as Seagram of Canada ("Tropicana(R)") and The Coca-Cola Company ("Minute Maid(R)"). Presently the major orange juice companies are primarily involved in the production of chilled pasteurized juice and frozen or reconstituted concentrate juice. The Company views its niche in the fruit beverage industry as a producer, distributor and marketer of fresh squeezed, minimally processed juices and juice-based beverages. The Company's largest competitor in this niche is Odwalla, Inc. The Company believes that it competes effectively with its competitors on the basis of the quality of its products and its commitment to meeting its customers' needs.

  Patents and Proprietary Protection

     The Company was granted U.S. Patent No. 4,816,273 on March 28, 1989 which relates to a process for preparing a frozen whole juice product which upon defrosting has the taste and nutritional content of freshly squeezed whole juice and the process including filling a self-supporting bottle-like container with the whole juice. The U.S. Patent and Trademark Office recently reissued this patent with a broader claim coverage RE 35038. The trademarks "Just Pik't(R)", "Fresh Pik't(R)", "Florida Pik't(R)", "Ultimate(R)" and "Hansen's(R)" have been registered by the Company in the U.S. Patent and Trademark Office and the Company has registered certain of its trademarks in various foreign countries.

  Raw Materials

     The only ingredient used to produce "Just Pik't(R)", "Fresh Pik't(R)", "Florida Pik't(R)", "Ultimate(R)" and "Hansen's(R)" orange and grapefruit juice is fresh citrus fruit. Similarly, "Hansen's(R)" and "Just Pik't(R)" smoothies are made with a blend of orange juice, apple juice (pasteurized or from concentrate), bananas, berries and other fruit purees. On a year to year basis, the Company generally chooses the supplier(s) of its fresh fruit, and any fruit juices not produced by the Company, on the basis of quality and price. The Company purchases its fruit requirements directly from growers or through brokers or other management companies which handle sales for growers, independent fruit handlers (who handle the picking and transportation of fruit to the Company's plant i.e., "pick and haulers") and fruit cooperatives, each of which have long standing relationships with many independent groves. Each year, the Company generally spreads its purchases among several of these entities. The Company has done business with many of its current suppliers for 5-10 years. Although the Company attempts to purchase fruit at market value, the Company is a premium juice supplier and therefore has special needs and requirements which sometimes require the Company to pay a premium to assure higher quality fruit. The Company also purchases the fruit juices it does not produce itself based on price and quality, on a year to year basis, from one or more independent sources. Since there are several available independent suppliers of fresh fruit and any fruit juices not produced by the Company itself, the Company does not believe that it is dependent upon any one supplier for its fresh fruit and fruit juice requirements. However, a lack of availability of quality fruit and/or higher cost of citrus and other fruits would hamper the Company's ability to maintain its rate of growth and its gross margins. Mindful of this risk, the Company has expanded its product line from only citrus juices to other non-carbonated beverages, which to some extent will provide the Company with flexibility in the event that the price of a certain fruit is dramatically increased. Although it can give no assurance, the Company expects the 1998 orange crop to be of sufficient supply to meet its anticipated orders.

     The containers the Company uses for its frozen fresh squeezed juices are made of plastic and are manufactured by a major "blow molding" manufacturer. The Company owns the molds that are used to make the 1/3 liter, 1/4 liter and l liter bottles for its frozen fresh squeezed juices and the machines that fill the bottles and apply the tamper evident caps. The other bottles used by the Company are standard high density polyethylene containers. As there are several major independent plastic bottle manufacturers, the Company does not believe that it is dependent upon any one manufacturer for the production of the bottles it uses. One of the bottle manufacturers that the Company purchases from is CKS Regal Plastics, Inc.

  Employees and Consultants

     The Company currently employs approximately two hundred thirty-four (234) individuals. There are thirty-seven (37) employees working out of the Company's Northeast operations, including twenty-seven (27) full-time employees and one
(1) part-time employee in New Jersey and eight (8) full-time employees and one
(1) part-time employee in New York. Additionally, the Company employs approximately one hundred twenty-five (125) full-time and no part-time workers at its Florida Plant and seventy-two (72) full-time and no part-time employees at Fresh Juice of California's (Hansen's) production facility and offices in Azusa, California. The Company believes that this number of employees is sufficient to operate its business. The Company's employees are not represented by a labor union, none of the Company's employees are subject to collective bargaining agreements and management believes employee relations to be good.

  Research and Development

     The Company maintains a continuous quality assurance program, including continuous United States Food and Drug Administration ("FDA") inspection. During fiscal 1996, the Company's research and development activities focused on food safety and improved manufacturing processes through its quality assurance program, and the Company increased these activities during fiscal 1997. In addition to these activities, the Company has engaged in direct research and development relating to new products and bottling methods. In each of the last two fiscal years, the Company has incurred less than $20,000 in direct research and development costs. The research and development costs have not been directly passed on to the Company's customers.

  Government Regulations

     The Company and its subsidiaries are subject to certain regulations of federal, state and local government authorities regarding distribution and sale of food products. From time to time various proposals are made for new laws and regulations impacting the Company's industry as a whole. It is impossible to predict whether any such proposals will be adopted and the impact, if any, of such adoption on the business of the Company. Although the Company believes that it currently has all material government permits, licenses, qualifications and approvals for its operations, there can be no assurance that the Company will be able to continue to comply with or maintain the same.

     The State of Florida and the United States Department of Agriculture undertake an extensive inspection and sampling program of Florida citrus fruit before and during processing in an effort to maintain the quality and good name of Florida citrus products. The Company believes that this program provides it with an excellent means of quality control for its products.

     On December 16-17, 1996, the FDA held a public hearing to address issues related to foodborne disease from fresh juices after an isolated outbreak of foodborne disease associated with a single manufacturer of fresh apple juice. The hearing focused largely on mechanisms to either ensure the safety of fresh juices or to provide adequate warning to those consumers who might be at risk from exposure to the pathogens that might be contained in fresh juice. The FDA received over 180 comments, most of which concerned apple juice. Subsequently, the National Advisory Committee on Microbiological Criteria for Foods recommended that a Hazard Analysis and Critical Control Point ("HACCP") program and safety performance criteria should form the general conceptual framework for assuring the safety of juices.

     On August 28, 1997, after completing its review of the materials presented in connection with the public hearing, the FDA published its proposed strategy for ensuring juice safety which involves a three-prong approach that includes phasing in a mandatory HACCP program for some or all juices, label warning statements, and educational programs targeted at sanitation education for industry and consumers. In so doing, the agency rejected proposals to mandate pasteurization.

     The label warning statement prong is designed as an immediate but interim step and will apply only to juices that have not been specifically processed to prevent or eliminate the presence of harmful bacteria. Before the agency actually promulgates this warning label as a requirement, however, the FDA has encouraged manufacturers to immediately and voluntarily so label their products. Specifically, the FDA noted that it would be unable to promulgate the warning label as a requirement before the 1997 fresh cider season. Under the FDA proposal, the requirement for the warning labels will be removed after completion of implementation of an appropriate HACCP program.

     Since the Company's current manufacturing practices comprise a fully implemented HACCP program instituted as a requirement for the manufacture of fresh orange juice in the State of Florida, although it can give no assurance, the Company believes that the warning label requirement, when promulgated, will not be applicable to its products. Although it can give no assurance, the Company believes that the final HACCP requirements for fresh juice likely to be required by the FDA will be no more stringent than those presently in place at the Company so that these regulations, when made final, will not have a material impact on the Company's operations. In the event that the final HACCP requirements and related regulations are more stringent than those in place at the Company at such time, certain adjustments to the production process may be required and the costs and timing of the implementation of such adjustments could have a material adverse impact on the Company's operations and its financial results.

     Environmental Regulations

     The Company believes that it is in compliance with all environmental regulations affecting its operations.

     Year 2000

     Many existing computer programs use only two digits rather than four to specify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. The Company has undertaken a systems' readiness program which is designed to mitigate the risks associated with the Year 2000 issue. This program involves an analysis of systems to determine those that are not presently Year 2000 compliant, the establishment of a plan to either modify or replace those systems and the modification and procurement of systems to make them Year 2000 compliant. Although the Company is endeavoring to ensure that the year 2000 readiness program is comprehensive, it can make no assurance that the program will address all Year 2000 compliance issues in a timely manner. If such modifications and procurements are not completed or if problems are not discovered and rectified on a timely basis, the Year 2000 issue may have a material impact on the operations of the Company. The Company has identified, replaced and modified some of these systems during fiscal year 1997 and is scheduled, for reasons other than Year 2000 issues, to rebuild its network systems for its Northeast and Florida operations during fiscal 1998.

ITEM 2.  DESCRIPTION OF PROPERTY

  Property Leased

     Northeast Offices and Warehouses

     The Company leases approximately 2,000 square feet of office space for its headquarters in Clark, New Jersey on a month to month basis. The Company also leases approximately 1,000 square feet of office space located at 350 Northern Boulevard, Great Neck, New York on a month to month basis. In addition, the Company leases a 10,000 square foot (6,000 square feet refrigerated) warehouse in Linden, New Jersey on a month-to-month basis and a 2,000 square foot (1,000 square feet refrigerated/freezer) warehouse in Maspeth, New York on a month-to-month basis.

     Newark, New Jersey Headquarters and Distribution Center

     The Company has leased approximately 27,000 square feet of space located at 280 Wilson Avenue, Newark, New Jersey (the "Newark Property") which includes a warehouse with 3,000 square feet of freezer space, 11,000 square feet of cooler space and 7,800 square feet of dry storage space, as well as approximately 5,200 square feet of office space. The lease was executed in November, 1997 and provides for an initial term which terminates on August 31, 2007. The annual basic rent for the first five years of the term of the lease is $160,938, which increases to $187,761 during the second five years of the initial term of the lease. In addition, the lease provides that the Company pay as additional rent its share of real estate taxes, common area expenses, common utility expenses, repairs and maintenance expenses and insurance expenses of the premises in which the Newark Property is located. The lease contains two five year options to renew which, if exercised, could extend the lease term through August 31, 2012 and August 31, 2017, respectively. The Company is in the process of consolidating all of its Northeast office and warehouse operations into the Newark Property, which will serve as its new corporate headquarters and Northeast warehouse and distribution center. The move is presently ongoing and the Company anticipates that the process of moving its Northeast operations into the Newark Property will be completed by the end of March, 1998.

     Florida Production Facility

     The Florida Plant, which is owned by the Company, is more fully described under the "Property Owned" section below.

     The Company continues to lease the production facility in Winter Garden where the business of Clear Springs was located. Machinery and equipment from the Clear Springs production facility have been incorporated into the Florida Plant, and the building in Winter Garden is now being used as a distribution center for local deliveries in Florida. The lease on the Winter Garden facility terminates on December 31, 1998.

     West Coast Offices, Production Facility and Warehouse

     The Company's subsidiary, Fresh Juice of California, leases commercial space in Azusa, California, in which its offices, warehouse and production facility are located. The total amount of leased space is 35,000 square feet, consisting of approximately 3,000 square feet of office space and approximately 32,000 square feet of production and refrigerated warehouse space. The lease is for a ten year six month term which began on December 1, 1992. The basic rent for the period from December 1, 1997 through May 31, 2000 is $15,020 per month (plus tenant improvement amortization of $2,571 per month), which increases to 16,879 per month (plus tenant improvement amortization of $2,571 per month) for the period from June 1, 2000 through May 31, 2003. The lease contains one five year option. The lease also requires Hansen's to pay additional rent including items such as real property taxes, utilities, common area maintenance expenses and insurance expenses.

  Property Owned

     The Florida Plant

     On August 3, 1995, the Company acquired the Florida Plant. The Florida Plant is located at 1000 American Superior Boulevard, Winter Haven, Florida and consists of a 70,000 square foot facility on four acres, 20,000 square feet of which consist of either chilled or freezer space. The Florida Plant contains the first spiral quick freeze system in the citrus industry. The Company acquired the Florida Plant from Universal Flavors, Inc. for an aggregate purchase price of $625,000, of which $150,000 was paid in cash and the remaining $475,000 is payable pursuant to a promissory note secured by a purchase money mortgage, bearing interest at the rate of seven per cent per annum and having a three year maturity with a balloon payment of $458,754 due on August 1, 1998. The land and building (exclusive of equipment) have an aggregate federal tax basis of $627,155, and the building (with a federal tax basis of $597,155) is being depreciated over thirty-nine (39) years on a straight line basis. The annual real estate taxes are approximately $19,000 and the realty tax rate is approximately two percent (2%).

     The Company designed the Florida Plant to be capable of producing fresh squeezed juice, fresh frozen juice and pasteurized juice, in addition to other juice-based beverages. All processing in the Florida Plant is performed under refrigerated and sanitary conditions. The Company believes that the Florida Plant is one of the first facilities capable of producing such a variety of juices under completely refrigerated conditions. Each segment of the production process is separate and distinct with separate extraction rooms, filling rooms, blending rooms and separate spiral freeze system for the frozen fresh squeezed juice.

     The Company believes that one of the most critical elements of producing quality fresh squeezed juice is the proper sorting of fruit to eliminate any fruit that would create impurities in such juice. The Florida Plant is equipped with a pre-and post-screening system designed to eliminate impure fruit from reaching the extraction process. The Florida Plant is equipped with a laboratory designed to provide an additional measure of quality control to assist in the Company's goal of providing optimal flavor and shelf life for its customers. In addition, the Company maintains continuous USDA inspection.

     The initial budgeted cost of renovating and equipping the Florida Plant was approximately $2,300,000. Near completion of the initial phase of renovations, the Company acquired Clear Springs, and the Florida Plant was further renovated and improved to incorporate the assets from Clear Springs and to prepare for increased production levels. These additional renovations and improvements (phase two) were budgeted at approximately $800,000. As of the date hereof, the Florida Plant is fully operational and phase one and phase two of the renovation plan are complete. During fiscal 1998, the Company plans to invest approximately $250,000 in the installation of additional equipment at the Florida Plant. As of November 30, 1997, $3,550,000 has been expended on the Florida Plant for renovations and equipment. The Company funded approximately $2,450,000 of such cost from the Company's working capital, line of credit and common stock delivered in connection with the Clear Springs Merger, with the balance financed through the bank loans described below. In September, 1995, Fresh Juice of Florida entered into a loan agreement with an institutional lender in the aggregate principal amount of $1,100,000 to finance the remaining costs of renovating and equipping the Florida Plant. Of the aggregate $1,100,000 borrowed under that credit, approximately $250,000 was used to finance certain leasehold improvements to the Florida Plant and approximately $850,000 was used to finance the purchase of machinery and equipment. The loan was refinanced in August 1996 by the Company with a $1,100,000 loan from another institutional lender bearing interest at the option of the Company at either a floating rate equal to the lender's prime rate or at a fixed rate for one to three month periods based on current Libor contracts plus 175 basis points. The loan is a sixty-eight month loan maturing on March 1, 2002 and is scheduled to fully amortize by the maturity date.

     The Company believes that the properties it owns or leases are suitable and adequate to support the Company's present business level and that each of its properties is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to routine claims and lawsuits which arise in the ordinary course of business and are incidental to the Company's business. The Company believes that such litigation and claims will be resolved without material impact of the Company's results of operations, liquidity or financial position. In addition, the Company, through its California subsidiary, became involved in a non-routine legal proceeding which is described below:

     The Company's subsidiary, Fresh Juice of California (formerly Hansen's), has been named as one of many defendants in a lawsuit filed by the Franchise Holders of Southland Corporation ("Southland"), against Southland and a large number of the purveyors to the Franchisees of Southland, i.e., 7-Eleven stores. Hansen's was one of the purveyors that has been named as a defendant. However there is only one cause of action which pertains to Hansen's, and Hansen's is joined in that count with Southland, The Coca-Cola Company and Pepsi-Cola Company. The basis of that cause of action is that each of the named purveyors conspired to fix prices on soft drinks by trying to set the Franchisees' retail price of their respective products in order for the Franchisee(s) to obtain a discount off the wholesale price. In the count in which Hansen's was named, the plaintiffs seek total damages in excess of $50,000. The case is captioned 7 Eleven Owners For Fair Franchising et al. v. The Southland Corporation, et al, is venued in the Superior Court of the State of California for the County of Alameda and bears case no. 722272-6. The case was filed in September, 1993. Hansen's and the plaintiffs in this action have executed a settlement agreement pursuant to which plaintiffs have agreed to dismiss their action against Hansen's with prejudice, and Hansen's has agreed to bear its own costs incurred in the litigation. The settlement is awaiting court approval. As a result of the settlement and impending final dismissal of the proceedings, management of the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's results of operations, liquidity or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended November 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market under the symbol "FRSH". Price quotations are available through the NASDAQ system. The following tabulation sets forth the high and low bid price quotations by quarter as reported by the NASDAQ Stock Market, Inc. The quotations shown in the tabulation reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                              HIGH BID    LOW BID
                            1997                              --------    -------
Fourth fiscal quarter.......................................  $4.125      $2.3125
Third fiscal quarter........................................  $3.00       $1.375
Second fiscal quarter.......................................  $2.3125     $1.1875
First fiscal quarter........................................  $2.50       $1.625

                                                              HIGH BID    LOW BID
                            1996                              --------    -------
Fourth fiscal quarter.......................................  $2.875      $1.50
Third fiscal quarter........................................  $3.75       $2.125
Second fiscal quarter.......................................  $4.6875     $2.25
First fiscal quarter........................................  $3.25       $1.375

     There are no restrictions limiting the Company's ability to pay dividends on the Company's Common Stock; however, the Company has not paid any dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company plans to retain its future earnings, if any, to finance the growth and development of its operations.

     As of February 20, 1998, there were approximately 156 holders of record of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     As more fully discussed in Item 1 of this report, the Company acquired both Ultimate and Clear Springs during the fiscal year ended November 30, 1996 and the Company acquired Hansen's by merger during the fiscal quarter ended February 28, 1997. The Ultimate Merger became effective on April 1, 1996; the Clear Springs Merger became effective on September 1, 1996; and the Hansen's Merger became effective on December 2, 1996. Accordingly, the Company's consolidated statements of operations for the fiscal year ended November 30, 1996 consist of a consolidation of eight months of operations (April 1, 1996 -- November 30, 1996) for Ultimate, three months of operations (September 1, 1996 -- November 30, 1996) for Clear Springs and twelve months (December 1, 1995 -- November 30,
1996) for the Company. The Company's consolidated statements of operations for the year ended November 30, 1997 consist of a consolidation of twelve months of operations for the Company, Ultimate, Clear Springs and the period December 2, 1996 to November 30, 1997 for Hansen's.

     Primarily as a result of the Ultimate Merger, the Clear Springs Merger and Hansen's Merger (hereinafter the "Acquisitions"), the Company's fiscal 1997 net sales increased to $41,382,836, representing a 107% increase in net sales over 1996 net sales, which were $19,958,022. The Company's 1996 net sales increased 116% over 1995 net sales of $9,219,184.

     As a result of the increase in net sales due to the Acquisitions, cost of goods sold increased from $15,886,417 in 1996 to $30,035,386 in 1997, an increase of 89%. Gross profit increased from $4,071,605 in 1996 to $11,347,450 in 1997, an increase of 179%. The Company's gross profit increase was more significant than the increase in net sales, due to an increase in gross margin from 20.4% in 1996 to 27.4% in 1997. The increase in gross margin was attributable to various reasons, inclusive of, but not limited to, the following: completion of the consolidation of the facilities in Florida from the Acquisitions creating numerous savings in costs of operations and permitting larger volume to optimize use of the Florida Plant, a lower cost of raw materials in 1997 as compared to 1996, continued consolidation of distribution channels of product from Florida to the Northeast, an expanded product line to the existing customer base, and continued horizontal integration. Gross profit increased from $3,183,701 in 1995 to $4,071,605 in 1996, an increase of 28%. The gross profit increase was not as significant as in the increase in sales from 1995 to 1996, due to a decrease in gross margin from 34.5% in 1995 to 20.4% in 1996. This decrease in gross margin was attributable to an increase in cost of goods sold from $6,035,483 in 1995 to $15,886,417 in 1996, an increase of 163%.
The primary reason for the increase in cost of goods sold was attributable to the costs associated with running a production facility. Prior to fiscal year 1996, the Company did not operate a production facility.

     In addition to an increase in cost of goods sold relating to the Acquisitions, costs of goods sold also increased due to a change in the product mix sold by the Company. Prior to April 1, 1996, the Company was primarily a distributor of frozen fresh squeezed juices. However, as a result of the Acquisitions and the Company's acquisition and renovation of the Florida Plant, the Company's product mix changed, and the Company is now a manufacturer and distributor of fresh squeezed citrus juices, frozen fresh squeezed citrus juices and other juice and non carbonated beverages, with the majority of the Company's revenues derived from the sale of fresh, non-frozen juices. For 1997, the fresh squeezed juices accounted for approximately 65% of the revenues with a gross margin of approximately 24%. The balance of the revenues in fiscal year 1997 were generated by the Company's other products which average approximately 35% of revenues with a gross margin of approximately 34%. For 1996, the product mix of sales was balanced more towards the frozen line, as the Ultimate merger and Clear Springs merger did not take effect until April 1, 1996 and September 1, 1996, respectively. Due to the first year of operations of the Florida Plant and higher than normal raw material costs experienced in 1996, the 1996 gross margin was 20.4%, a drop from 34.5% for 1995. In 1995, the Company primarily sold frozen fresh juices, which historically, has had a higher margin.

     The Company's selling, general and administrative expenses increased as a result of the Acquisitions and the operation of the Florida Plant and Hansen's California facilities. In addition, a full year of amortization of the goodwill from the Acquisitions and amortization of the recorded fair market value of intangibles acquired increased amortization expense for 1997 approximately $300,000. Selling, general and administration expenses, which were $2,820,356 and $4,984,642 in 1995 and 1996, respectively, increased to $8,801,423 in 1997, representing a 77% increase over 1996 selling, general and administration expenses. Selling, general and administration expenses for 1996 increased 77% over 1995. Prior to December of 1995, the Company was not a manufacturer and distributor of fresh squeezed juices. In December of 1995, the Company began operations in its Florida Plant, thereby first becoming a manufacturer of fresh squeezed juices. Fresh Juice of Florida incurred approximately $1.1 million in selling, general and administration expenses for the year ended November 30, 1996, including approximately $400,000 relating to the Clear Springs Merger subsequent to the merger date. In addition, the Ultimate Merger and its consolidation into the Company's operations added approximately $2.0 million in selling, general and administration expenses for the 1996 period.

     The interest paid on the assumption of debt from the Hansen's Merger, as well as the Company's $2,500,000 working capital line of credit, caused interest expense to increase by $397,349 from $139,502 in 1996 to $536,851 in 1997.
Interest expense increased $115,147 from $24,355 in 1995 to $139,502 in 1996 primarily due to the outside financing obtained in connection with purchasing and equipping the Florida Plant, as well as the Company's $2,500,000 working capital line of credit.

  Year 2000 Issue

     Many existing computer programs use only two digits rather than four to specify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. The Company has undertaken a systems' readiness program, which is designed to mitigate the risks associated with the Year 2000 issue. This program involves an analysis of systems to determine those that are not presently Year 2000 compliant, the establishment of a plan to either modify or replace those systems and the modification and procurement of systems to make them Year 2000 compliant. Although the Company is endeavoring to ensure that the Year 2000 readiness program is comprehensive, it can make no assurance that the program will address all Year 2000 compliance issues in a timely manner. If such modifications and procurements are not completed or if problems are not discovered and rectified on a timely basis, the Year 2000 issue may have a material impact on the operations of the Company. The Company has identified, replaced and modified some of these systems during fiscal year 1997 and is scheduled, for reasons other than Year 2000 issues, to rebuild its network systems for its Northeast and Florida operations during fiscal 1998.

FINANCIAL CONDITION

     As a result of the Acquisitions, both the current and total assets of the Company have increased to $6,734,105 and $22,093,344, respectively, as of November 30, 1997 compared to $4,425,756 and 15,281,472, respectively, as of November 30, 1996. As a result of the Ultimate Merger and the Clear Springs Merger, both the current and total assets of the Company increased to $4,425,756 and $21,979,344, respectively, as of November 30, 1996 compared to $4,258,358 and $6,508,237, respectively, as of November 30, 1995. Specifically, the Company's trade accounts and inventory increased to $3,156,893 and $2,638,083, respectively, as of November 30, 1997 compared to $2,236,781 and $1,759,200, respectively, as of November 30, 1996 and $591,727 and $1,544,821, respectively as of November 30, 1995.

     The Company completed the recording of Hansen's assets and liabilities during the fourth quarter of fiscal 1997. The earnings (loss) before provision (benefit) for income taxes for the nine months ended August 31, 1997 would have been reduced by approximately $60,000 had this adjustment been made at the beginning of the year. Primarily as a result of the Hansen's Merger, the Company's net balances for property, plant and equipment have increased to $6,918,751 as of November 30, 1997 as compared to $4,454,685 as of November 30, 1996. As a result of the Ultimate Merger, Clear Springs Merger and the completion of the Florida Plant, the Company's balances for property, plant and equipment increased to $4,454,685 as of November 30, 1996 as compared to $2,218,976 as of November 30, 1995. Similarly, the Hansen's Merger resulted in an increase in excess cost over fair values of net assets acquired, net of accumulated amortization, to $6,895,951 as of November 30, 1997 as compared to $6,110,947 as of November 30, 1996, as well as an increase in trademarks, patents and other intangibles, net of accumulated amortization, to $1,075,820 as of November 30, 1997 as compared to $140,084 as of November 30, 1996. The Ultimate Merger and Clear Springs Merger resulted in an increase in excess cost over fair values of net assets acquired, net of accumulated amortization, to $6,110,947 as of November 30, 1996 as compared to $0 as of November 30, 1995, as well as an increase in trademarks, patents and other intangibles, net of accumulated amortization, to $140,084 as of November 30, 1996 as compared to $10,903 as of November 30, 1995.

     Accounts payable and accrued expenses increased to $3,149,102 as of November 30, 1997 as compared to $2,836,582 as of November 30, 1996. This increase resulted from the consolidation of the Hansen's accounts payable and accrued expenses into the Company's operations. The Hansen's Merger and the assumption of the Hansen's debt associated therewith resulted in an increase in current installments of long term debt to $1,202,074 as of November 30, 1997 as compared to $260,070 as of November 30, 1996. Accounts payable and accrued expenses increased to $2,836,582 as of November 30, 1996 as compared to $244,697 as of November 30, 1995. This increase resulted from the consolidation of Ultimate's and Clear Springs' accounts payable and accrued expenses into the Company's operations and the increased payables associated with the operating of a production facility.

     The Hansen's Merger and the issuance of shares of the Company's Common Stock and warrants in connection therewith resulted in an increase in paid-in capital to $9,453,958 as of November 30, 1997 as compared to $8,583,490 as of November 30, 1996. The Ultimate Merger and the Clear Springs Merger and the issuance of shares of the Company's common stock in connection therewith resulted in an increase in paid-in-capital to $8,583,490 as of November 30, 1966 as compared to $2,396,490 as of November 30, 1995.

     The Acquisitions were recorded by using the purchase accounting method. Clear Springs and Hansen's had both redeemed a significant amount of their respective capital stock a short time prior to the execution of the merger agreements. In addition, Ultimate had a loan on its books from the Company at the time of the Ultimate Merger. Ultimate and Clear Springs were affiliated companies with significant common ownership. As a result of the foregoing factors, among others, the Acquisitions did not qualify for pooling of interest accounting, and therefore the purchase accounting method was the only available alternative. In a transaction that requires purchase accounting, assets are recorded at fair market value rather than at net book value. Material purchase accounting adjustments to the Hansen's assets have been recorded as stated above.

     A significant part of the consideration paid by the Company in the Acquisitions consisted of the Company's Common Stock. The fair market values of the Company's Common Stock issued in the Acquisitions used for the recording the values of the assets acquired by the Company were arrived at in consultation with the Company's outside advisors. This valuation process involved a discounting of the value of the Company's Common Stock to account for restrictions on the transferability of the blocks of restricted stock issued in the Acquisitions and the volatility of the per share prices in the public markets. Using the foregoing factors and other considerations, a 20% discount to the price of the Company's Common Stock issued in the Ultimate Merger and Clear Springs Merger was used which equated to a price of $2.70 per share. A 30% discount to the price of the Company's Common Stock was used in the Hansen's Merger, which equated to a price of $1.225 per share. The discount used for the Hansen's Merger was higher due, in part, to the fact that the management team at Hansen's was replaced and the Hansen's Merger resulted in the Company's first West Coast operation and resulted in an additional concentration of large blocks of the Company's Common Stock.

LIQUIDITY

     The Company had working capital of $1,319,323 at November 30, 1997 compared to $624,104 at November 30, 1996. The Company requires capital to support its capital improvements and the level of inventory required to meet current demand as well as expected future increases in demand for its products. The Company currently expects to spend approximately $300,000 on capital improvements in the next fiscal year. To provide additional liquidity, in August 1996, the Company obtained a $2,500,000 line of credit with an institutional lender. At November 30, 1997, the amount drawn on the line was $800,000, leaving $1,661,424 available, based on the allowable borrowing base as defined, as of such date. As of February 28, 1998, approximately $1,180,000 of the line of credit remains available for borrowing, depending upon qualified levels of accounts receivable and inventories as defined in the loan agreement with the Company's institutional lender. The availability of the line of credit is based upon 50% of the value of the frozen inventory and 80% of all receivables less than 90 days excluding inter-company balances. The calculation does not include any of the assets of Fresh Juice of California as it was formed after the signing of the loan documents. As of November 30, 1997, the Company was in compliance with both of the financial covenants (Debt to Worth Ratio and Minimum Debt Service Coverage Ratio) associated with its line of credit and term note with its institutional lender. The Company typically invests approximately $2.5 million from January through June to replenish its yearly fresh-frozen juice inventory. The Company believes that it has sufficient liquidity to conduct its business and to build its fresh-frozen inventory during the remainder of the Florida harvest season to meet the Company's current customers' demand for its fresh-frozen products. A lack of availability of quality fruit and higher cost of citrus would hamper the Company's ability to maintain its current gross profit level. In connection with the Hansen's Merger, the Company assumed the debt obligations of Hansen's. The Company believes that the results of its operations (inclusive of Hansen's) will be sufficient to meet these additional debt obligations.

     The Company's new corporate headquarters in Newark, New Jersey (the "Newark Property") has an annual rent for the first five years of $160,938, which increases to $187,761 during the second five years of the initial term of the lease. In addition, the lease provides that the Company pay as additional rent its share of real estate taxes, common area expenses, common utility expenses, repairs and maintenance expenses and insurance expenses of the premises in which the Newark Property is located. The difference between the Company's current rental expense and future rental expense is immaterial and the Company believes that the results of its Northeast operations will be sufficient to meet increased costs, if any, associated with the new location.

     On August 1, 1998, the Company has a balloon payment due on the mortgage payable in connection with the Florida plant in the amount of $458,754. In addition, on August 5, 1998, the Company's $2,500,000 line of credit with its institutional lender terminates. The Company is presently in the process of negotiating with its institutional lender for an extension on its line of credit. In addition, the Company will negotiate a new instrument to payoff the balloon payment due August 1, 1998. Management believes that the terms of the extension and new instrument will not have an adverse effect on operations or liquidity.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) was issued in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement established standards for computing and presenting earnings per share. The Company will adopt this statement in the first quarter of fiscal 1998 and restate prior periods for the effect, if any, of SFAS 128.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this accounting standard will not have a material effect on the Company's consolidated financial position or results of operations.

     Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for periods beginning after December 15, 1997. This statement established standards for the way that public business enterprises report in information about operating segments in annual financial statements and interim financial reports issued to stockholders. The Company is currently evaluating the method of adoption it will utilize.

ITEM 7.  FINANCIAL STATEMENTS

     See Index to Financial Statements following Item 13 of this Annual Report on Form 10-KSB and pages F-1 to and including F-17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Set forth below is certain information concerning the directors and executive officers of the Company:

                            YEAR FIRST
                             ELECTED         PRINCIPAL OCCUPATION
        NAME          AGE    TO BOARD     DURING THE PAST FIVE YEARS               POSITION
        ----          ---   ----------    --------------------------               --------
Steven M. Bogen       41       1996     Chief Executive Officer of The   Co-Chairman of Board of
                                        Ultimate Juice Company, Inc.     Directors, Chief Executive
                                        (now known as The Fresh Juice    Officer and Secretary
                                        Company of New York, Inc.) from
                                        1988 through present; Chairman
                                        of the Board of The Ultimate
                                        Juice Company, Inc. from 1989
                                        through March 31, 1996;
                                        Chairman of the Board of Clear
                                        Springs Citrus, Inc. from July
                                        27, 1993 through August 31,
                                        1996; President of Clear
                                        Springs Citrus, Inc. from July
                                        27, 1993 through March 11,
                                        1994; Co-Chairman of the Board,
                                        Chief Executive Officer, and
                                        Secretary of the Company since
                                        April 1, 1996
Steven Smith          50       1985     Chairman of the Board,           Co-Chairman of the Board of
                                        President and Chief Executive    Directors, President and
                                        Officer of the Company from      Assistant Secretary
                                        1985 through March 31, 1996;
                                        Co-Chairman of the Board,
                                        President and Assistant
                                        Secretary of the Company since
                                        April 1, 1996
Brian Duffy           52       1996     President and Director of                  Director
                                        Natural Juice Company since
                                        August, 1984; Director of Clear
                                        Springs Citrus, Inc. from
                                        January 22, 1993 to August 31,
                                        1996; President of Clear
                                        Springs Citrus, Inc. from March
                                        11, 1994 to August 31, 1996;
                                        President of The Fresh Juice
                                        Company of Florida, Inc. from
                                        October 21, 1996 through June
                                        17, 1997; Vice President-Sales
                                        and Operations of The Fresh
                                        Juice Company of Florida, Inc.
                                        from November 11, 1997 to
                                        present. Director of the
                                        Company since April 1, 1996

                            YEAR FIRST
                             ELECTED         PRINCIPAL OCCUPATION
        NAME          AGE    TO BOARD     DURING THE PAST FIVE YEARS               POSITION
        ----          ---   ----------    --------------------------               --------
Jeffrey Heavirland    37       1997     Director of Sales of Hansen's    Director, President and
                                        Juices, Inc. from July 1988 to   Chief Executive Officer of
                                        December 1993; Vice President    The Fresh Juice Company of
                                        of Sales and a Director of       California, Inc., Vice
                                        Hansen's from December 1993 to   President of Sales and
                                        January 1994; Director, Vice     Administration
                                        President and Secretary of
                                        Hansen's from January 1994 to
                                        December 2, 1996. President,
                                        Chief Executive Officer and
                                        Assistant Secretary of The
                                        Fresh Juice Company of
                                        California, Inc. from December
                                        2, 1996 to present; Vice
                                        President of Sales and
                                        Administration of the Company
                                        from October 27, 1997 to
                                        present; Director of the
                                        Company since June, 1997
Michael D. Brown      50       1997     Chairman of the Board of Asset   Director
                                        Management (which provides
                                        management, consulting and
                                        financing services since 1985;
                                        Director, President and Chief
                                        Executive Officer of Utility
                                        Marketing Corporation (a
                                        manufacturer and marketer of
                                        specialized fiberglass
                                        enclosures for the electrical
                                        utility industry) since July
                                        1994; Principal of American
                                        Premium Exports (an exporter of
                                        Florida orange and grapefruit
                                        juices to Europe) from June
                                        1994 to April 1995; Director,
                                        President and Chief Executive
                                        Officer of American Premium
                                        Exports, Inc. (the corporate
                                        form adopted by American
                                        Premium Exports in April 1995)
                                        since April 1995; Director of
                                        the Company since September
                                        1997
Gilbert Bowen         68       1997     President of Bowen Brothers,     Director
                                        Inc. (an agricultural company
                                        which owns citrus groves and
                                        cattle ranches and is a
                                        merchant of raw citrus fruit)
                                        since 1975; Chairman of the
                                        Board of Bowen Juices
                                        International (an importer of
                                        grape and apple juices from
                                        Brazil) since 1993; Director of
                                        the Company since September
                                        1997

                            YEAR FIRST
                             ELECTED         PRINCIPAL OCCUPATION
        NAME          AGE    TO BOARD     DURING THE PAST FIVE YEARS               POSITION
        ----          ---   ----------    --------------------------               --------
Jeffrey Smith         25       1996     Graduate of the Wharton School   Director
                                        of The University of
                                        Pennsylvania in May 1994; M&A
                                        Investment Banking Analyst at
                                        Societe Generale Securities
                                        Corporation from August 1994
                                        through December 1995; Vice
                                        President of Strategic
                                        Development and Investor
                                        Relations of the Company from
                                        February, 1996 through January
                                        1998; Associate with Ramius
                                        Capital Group, L.L.C. from
                                        January, 1998 to present.
                                        Director of the Company since
                                        April 1, 1996. Son of Steven
                                        Smith.
   NON-DIRECTOR
EXECUTIVE OFFICER
Mark Feldman          35       N/A      Controller of The Ultimate       Chief Financial Officer,
                                        Juice Company, Inc. (now known   Controller and Treasurer
                                        as The Fresh Juice Company of
                                        New York, Inc.) from 1989 to
                                        present; Chief Financial
                                        Officer of The Ultimate Juice
                                        Company, Inc. from February
                                        1995 through March 31, 1996;
                                        Treasurer and Controller of the
                                        Company since April 1, 1996,
                                        Chief Financial Officer of the
                                        Company since August 8, 1996

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than 10% of the Company's equity securities to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of such securities. To the Company's knowledge, based solely on a review of the copies of such reports furnished to it during or with respect to the fiscal year ending November 30, 1997, Section 16(a) filing requirements with respect to the Company's equity securities were met, except that, through inadvertence:

          (a) Form 5 Annual Statement of Changes in Beneficial Ownership were not filed for Steven M. Bogen, Steven Smith, Jeffrey Smith, Brian Duffy and Mark Feldman for the fiscal year ended November 30, 1996. These omissions have been corrected;

          (b) a Form 4 Statement of Changes in Beneficial Ownership was not filed in connection with each of (i) the purchase by Jeffrey Smith of 2000 shares of the Company's Common Stock in June 1996 and (ii) the sale by Jeffrey Smith of 2000 shares of the Company's Common Stock in July 1997. These omissions were corrected in connection with Jeffrey Smith's Form 5 filing for the fiscal year end November 30 1997; and

          (c) Steven Smith made untimely filings of Form 4 Statement of Changes in Beneficial Ownership in connection with the following transactions: (i) four (4) separate transactions during March and April 1994 in which Mr. Smith sold 15,000 shares of the Company's Common Stock; (ii) four (4) separate transactions during February and March 1996 in which Mr. Smith sold 45,000 shares of the Company's

     Common Stock; (iii) eleven (11) separate transactions during April and May 1996 in which Mr. Smith sold 100,000 shares of the Company's Common Stock; and (iv) four (4) separate transactions during July 1997 in which Mr. Smith sold 49,000 shares of the Company's Common Stock.

ITEM 10.  EXECUTIVE COMPENSATION AND TRANSACTIONS

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash compensation in each of the last three completed fiscal years of (i) Steven M. Bogen, the Company's Co-Chairman, Chief Executive Officer and Secretary; (ii) Steven Smith, the Company's Co-Chairman, President and Assistant Secretary; (iii) Brian Duffy, formerly the President of Fresh Juice of Florida and the Company's former Vice President of National Operations and currently Vice President of Sales and Operations of Fresh Juice of Florida; (iv) Jeffrey Heavirland, the Company's Vice President of Sales and Administration and the President and Chief Executive Officer of Fresh Juice of California; (v) Mark Feldman the Company's Chief Financial Officer, Controller and Treasurer; and (vi) Jeffrey Smith formerly the Company's Vice President of Strategic Development and Investor Relations.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM
                                      ANNUAL COMPENSATION                    COMPENSATION
                        -----------------------------------------------      ------------
                                                                                AWARDS
                                                                                ------
                                                                              SECURITIES
NAME AND                                                 OTHER ANNUAL         UNDERLYING           ALL OTHER
PRINCIPAL POSITION      YEAR  SALARY($)(1)   BONUS($)   COMPENSATION($)   OPTIONS/SARS(#)(2)   COMPENSATION($)(3)
------------------      ----  ------------   --------   ---------------   ------------------   ------------------
Steven M. Bogen.......  1997    369,935           --            --                  --                   --
  Co-Chairman and       1996    241,385(4)        --            --                  --                   --
  Chief Executive       1995         --           --            --                  --                   --
  Officer
Steven Smith..........  1997    354,705           --            --                  --               16,000
  Co-Chairman and       1996    348,750           --            --                  --               22,500
  President             1995    369,500           --            --                  --               22,500
Brian Duffy...........  1997    150,770           --            --                  --                   --
Vice President of       1996     50,000(5)        --            --                  --                   --
Sales and Operations
  of                    1995         --           --            --                  --                   --
Fresh Juice of Florida
Jeffrey Heavirland....  1997    185,298       25,000            --             210,000                   --
Vice President of       1996         --           --            --                  --                   --
Sales and
Administration          1995         --           --            --                  --                   --
and President and
Chief
Executive Officer of
Fresh Juice of
California
Mark Feldman..........  1997    118,135       15,000            --                  --                   --
Chief Financial
  Officer,              1996     70,000(6)         0            --                  --                   --
Controller and
  Treasurer             1995         --           --            --                  --                   --
Jeffrey Smith.........  1997    107,512           --            --              50,000                   --
Formerly Vice
  President             1996     68,750           --            --                  --                   --
of Strategic
  Development           1995         --           --            --                  --                   --
and Investor Relations

---------------
(1) This amount does not include perquisites and other personal benefits, securities or property because the aggregate amount thereof in each fiscal year did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.

(2) Reflects grants of incentive stock options to Jeffrey Heavirland and Jeffrey Smith. Other than as set forth herein, during the last three completed fiscal years, the Company granted no restricted stock awards or stock appreciation rights (whether freestanding or in tandem with stock options) to any officer listed in the Summary Compensation Table.

(3) Reflects Company contributions for the account of Mr. Smith under the Company's employee pension plan.

(4) This amount represents the salary paid to Mr. Bogen by the Company during the fiscal year ended November 30, 1996. Between December 1, 1995 and March 31, 1996, Mr. Bogen served as the Chief Executive Officer and President of The Ultimate Juice Company, Inc. During such period, Mr. Bogen was paid salary in the aggregate amount of $53,400 and a bonus of $235,000.

(5) This amount represents the salary paid to Mr. Duffy by the Company during the fiscal year ended November 30, 1996. Between December 1, 1995 and August 31, 1996, Mr. Duffy served as the President of Clear Springs. During such period, Mr. Duffy was paid salary in the aggregate amount of $92,931 and a bonus of $50,000.

(6) This amount represents the salary paid to Mr. Feldman by the Company during the fiscal year ended November 30, 1996. Between December 1, 1995 and March 31, 1996, Mr. Feldman served as the Chief Financial Officer of Ultimate. During such period, Mr. Feldman was paid salary in the aggregate amount of $34,000 and a bonus of $4,907.

STOCK OPTION GRANTS IN 1997

                                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                 INDIVIDUAL GRANTS
                                  --------------------------------------------------------------------------------
                                  NUMBER OF SECURITIES         % OF TOTAL         EXERCISE OR
                                       UNDERLYING             OPTIONS/SARS        BASE PRICE
                                      OPTIONS/SARS        GRANTED TO EMPLOYEES      ($ PER
              NAME                     GRANTED(#)            IN FISCAL YEAR         SHARE)        EXPIRATION DATE
              ----                ---------------------   --------------------   -------------   -----------------
Steven M. Bogen.................              --                     --                --               --
Steven Smith....................              --                     --                --               --
Brian Duffy.....................              --                     --                --               --
Jeffrey Heavirland..............          30,000                    (*)              3.00        December  1, 2001
                                          15,000                    (*)              3.00        December  1, 2002
                                          15,000                    (*)              3.00        December  1, 2003
                                         150,000                    (*)              2.72        October 26, 2002
Mark Feldman....................              --                     --                --               --
Jeffrey Smith...................              --                     --                --               --

---------------
(*) Option grants to Jeffrey Heavirland in the fiscal year ended November 30, 1997 represented 100% of all stock option grants by the Company during the period. All of the stock options were granted pursuant to the Company's 1996 Incentive Stock Option Plan. With the exception of the stock options granted to Mr. Heavirland, the Company granted no restricted stock awards, stock options or stock appreciation rights (whether freestanding or outstanding with stock options) to any officer listed in the Summary Compensation Table.

AGGREGATED STOCK OPTION/SAR EXERCISES IN 1997 AND OPTION/SAR VALUES AT NOVEMBER 30, 1997

     The following table shows stock options exercised during 1997 by the Company's executive officers listed in the Summary Compensation Table, including the aggregate value of any gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of November 30, 1997. Also reported are values for "in-the-money" options which represent the positive spread between the exercise price of outstanding stock options and the year-end price of the Company's common stock. Values for "out-of-the-money" options are not reported.

                        1997 FISCAL YEAR END OPTIONS(1)

                                                                                           VALUE OF IN-THE-MONEY
                                                   NUMBER OF SECURITIES UNDERLYING              UNEXERCISED
                           SHARES                  UNEXERCISED OPTIONS AT 11/30/97      STOCK OPTIONS AT 11/30/97($)
                          ACQUIRED       VALUE     --------------------------------   --------------------------------
NAME                    ON EXERCISE     REALIZED   EXERCISABLE(2)   NOT EXERCISABLE   EXERCISABLE(3)   NOT EXERCISABLE
----                   --------------   --------   --------------   ---------------   --------------   ---------------
Jeffrey Heavirland...          --            --       180,000            30,000           $4500                 --
Jeffrey Smith........          --            --        50,000                --           $   0                 --

---------------
(1) The Company formerly reported the existence of the following options granted to Steven Smith under the Company's 1988 Incentive Stock Option Plan (the "Plan"): (a) an option to purchase 100,000 shares of the Company's Common Stock exercisable at $1.375 per share, and (b) an option to purchase 60,000 shares of the Company's Common Stock, exercisable at $3.50 per share.

    Based upon a review commenced by the Company and its attorneys in the fourth quarter of 1997, it appears that the stockholders of the Company never approved the Plan and that a proposal to approve the Plan was never presented to the stockholders of the Company for a vote. As a result, the condition to both the effectiveness of the Plan and the grant of the options under the Plan were never met. Based upon this information, the Company has determined that the described options technically do not exist. As such, these options are not reflected in the above table. Mr. Smith disagrees with the Company's conclusion and there is a possibility that he may assert a claim as to the existence of these stock options.

(2) Includes (a) Jeffrey Heavirland's options to purchase (i) 150,000 shares of Common Stock exercisable at $2.72 per share and (ii) 30,000 shares of Common Stock exercisable at $3.00 per share; and (b) Jeffrey Smith's option to purchase 50,000 shares of Common Stock exercisable at $3.125 per share.

(3) Amount reflects valuation of options to purchase 150,000 shares of the Company's Common Stock at $2.72 per share, calculated by determining the difference between $2.75, the per share value of the Company's Common Stock at November 30, 1997 (as determined by using the average of the closing bid and asked prices quoted on NASDAQ System for the Company's Common Stock on November 28, 1997, the last trading date of fiscal 1997, as there were no actual sales on such date) and the exercise price.

DIRECTORS' FEES

     Prior to September 18, 1997, all of the members of the Company's Board of Directors were officers of the Company and received compensation only for serving as officers of the Company. On September 18, 1997, the Board of Directors elected Michael D. Brown and Gilbert Bowen to serve as Directors of the Company until the Company's next annual meeting. Neither Michael D. Brown nor Gilbert Bowen are employees of the Company. Beginning with the Board of Directors meeting held on October 27, 1997, the Company began paying Messrs. Bowen and Brown a fee of $1500 per meeting in addition to reimbursing each of them for all expenses incurred in connection with attending each meeting. The Company intends to adopt a Director's Stock Option Plan during fiscal 1998 and, subject to shareholder approval thereof, intends, on an annual basis, to grant stock options to certain directors to purchase shares of the Company's Common Stock as additional compensation for their services as directors.

                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

----------------------------------------------------------------------------------------------------
                                    CASH COMPENSATION                        SECURITY GRANTS
                     -------------------------------------------------------------------------------
                                                                                        NUMBER OF
                         ANNUAL                        CONSULTING                      SECURITIES
                        RETAINER         MEETING       FEES/OTHER       NUMBER OF      UNDERLYING
        NAME             FEES($)         FEES($)         FEES($)        SHARES(#)    OPTIONS/SARS(#)
----------------------------------------------------------------------------------------------------
   Gilbert Bowen           --             1,500            --              --              --
----------------------------------------------------------------------------------------------------
  Michael D. Brown         --             1,500            --              --              --
----------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

     On April 1, 1996, the Company entered into three-year employment agreements with Messrs. Smith and Bogen, each providing for an initial annual salary of $360,000, subject to adjustments to reflect increases in the consumer price index. Each agreement provides that the parties may extend the agreement for up to two additional terms of three years each for a total of six additional years. On December 2, 1997, Fresh Juice of California entered into a three year employment agreement with Jeffrey Heavirland, providing for an annual salary of $150,000 plus bonuses and salary increases, if any, as may be determined by the Board of Directors of Fresh Juice of California. The above described employment agreements each provide for the payment of termination benefits to the executive in the event of certain terminations following a change of control, as defined in the agreements. In the event of a termination, for reasons other than for retirement, death, disability or Cause (as the term Cause is defined in the agreements), following a change in control, the Company shall, at the executive's election, (a) pay the executive a lump sum severance payment equal to 2.99 times his "base amount", as defined in Section 280G of the Internal Revenue Code of 1986, as amended, or (b) continue to pay the executive his full base salary for the remainder of the term of the agreement or any renewal period thereof.

PENSION PLANS

     During its 1988 fiscal year the Company instituted a simplified employee pension plan covering its employees. Under this plan, contributions may not exceed 15% of the covered employee's salary, and contributions are determined by the Board of Directors. In the fiscal year ended November 30, 1997, accrued contributions allocated to Mr. Smith amounted to $16,000 and approximately $29,000 to all other eligible employees, as a group.

     Fresh Juice of New York, formerly known as Ultimate, maintains a 401(k) Plan for its employees with discretionary contributions to be made by the employer. The amount of discretionary contributions, if any, is determined by the Board of Directors of the Company. No contribution was made to the 401(k) Plan by the Company during the fiscal year ended November 30, 1997. Fresh Juice of California was incorporated into this 401(K) Plan on July 1, 1997. The Company plans to adopt the 401(k) Plan and make all of its employees eligible to participate in the 401(k) Plan by December 31, 1997, at which time the Company will terminate the simplified employee pension plan. Effective January 1, 1998, the Company instituted a 401(k) matching program pursuant to which the Company shall match twenty-five percent (25%) of each eligible employee's contributions limited to a maximum match of two percent (2%) of the employee's compensation but no greater than the maximum allowed by law.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth as of November 30, 1997 information concerning (a) the number and percentage of existing Common Stock of the Company beneficially owned by (i) each of the directors of the Company, (ii) each executive officer of the Company listed in the Summary Compensation Table, (iii) all directors and executive officers as a group; and (iv) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock. Each person named or included in a group has sole voting and investment power with respect to his shares.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                                                                    COMMON STOCK         PERCENT OF
               NAME AND ADDRESS OF BENEFICIAL                 BENEFICIALLY OWNED AS OF     COMMON
            OWNER OR NUMBER OF PERSONS IN GROUP                  NOVEMBER 30, 1997       STOCK OWNED
            -----------------------------------               ------------------------   -----------
Steven Smith................................................         1,361,248(1)             21%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Steven M. Bogen.............................................         1,232,708(2)           19.1%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Daniel Petry................................................           442,248(2)            6.8%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Brian Duffy.................................................           310,000(3)            4.8%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Jeffrey Heavirland..........................................           315,524(4)            4.7%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Jeffrey Smith...............................................            71,919(5)            1.1%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Michael D. Brown............................................                 0                 0%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Gilbert Bowen...............................................                 0                 0%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
All directors and executive officers as a group (8 in
  number)...................................................         3,354,949(6)           50.0%

---------------
(1) Excludes 32,226 shares held by Steven Smith's son Lee Smith over which Steven Smith disclaims both voting and investment power. The Company formerly reported the existence of the following options granted to Steven Smith under the Company's 1988 Incentive Stock Option Plan (the "Plan"): (a) an option to purchase 100,000 shares of the Company's Common Stock, exercisable at $1.375 per share, and (b) an option to purchase 60,000 shares of the Company's Common Stock, exercisable at $3.50 per share.

    Based upon a review commenced by the Company and its attorneys in the fourth quarter of 1997, it appears that the stockholders of the Company never approved the Plan and that a proposal to approve the Plan was never presented to the stockholders of the Company for a vote. As a result, the condition to both the effectiveness of the Plan and the grant of the options under the Plan were never met. Based upon this information, the Company has determined that the described options technically do not exist. As such, these options are not reflected in the above table. Mr. Smith disagrees with the Company's conclusion and there is a possibility that he may assert a claim as to the existence of these stock options.

(2) Reflects a transfer of 151,700 shares by Steven M. Bogen to Daniel Petry effective October 21, 1997 to amicably resolve a dispute concerning the number of shares of the Company's Common Stock Mr. Petry was entitled to receive in the Ultimate Merger and Clear Springs Merger as a former shareholder of

    Ultimate and Clear Springs and a transfer of 40,000 additional shares by Steven M. Bogen to another former shareholder of Ultimate effective October 21, 1997 to amicably resolve a similar dispute.

(3) Excludes 5000 shares held by Mr. Duffy's wife over which Mr. Duffy disclaims both voting and investment power.

(4) This amount includes Jeffrey Heavirland's option to purchase 30,000 shares of Common Stock at $3.00 per share, exercisable until December 1, 2001, his option to purchase 15,000 shares of Common Stock at $3.00 per share, exercisable until December 1, 2002, his option to purchase 150,000 shares of Common Stock at $2.72 exercisable until October 26, 2002, and a warrant owned by Mr. Heavirland authorizing him to purchase up to 42,857 shares of Common Stock at $3.00 per share, exercisable until November 30, 2001. Mr. Heavirland has also been granted options to purchase an additional 15,000 shares of Common Stock, however, those options are not exercisable until December 2, 1998 and they have not been included in the table above.

(5) This amount includes Jeffrey Smith's option to purchase 50,000 shares of Common Stock at $3.125 per share, exercisable until April 9, 1998.

(6) This amount includes 287,857 shares of Common Stock which may be acquired within 60 days under stock options or warrants granted to the persons in the group.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     1. Merger with The Ultimate Juice Company, Inc. On March 31, 1996, the Company entered into a Merger Agreement (the "Merger Agreement") with and among the Company, Ultimate, the stockholders of Ultimate (the "Selling Stockholders") and The Fresh Juice Acquisition Company, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub"). The Merger Agreement provided for the merger of Merger Sub with and into Ultimate, with all of the issued and outstanding common stock of Ultimate being exchanged for 1,140,000 shares of the Company's Common Stock (the "Merger Shares"). The Ultimate Merger became effective on April 1, 1996. Pursuant to the terms of the Merger Agreement, Steven M. Bogen, Mark Feldman and Daniel Petry each received 629,508, 37,050 and 288,648 shares of the Company's Common Stock, respectively, in exchange for their respective ownership interests in Ultimate.(1)

     Pursuant to the Merger Agreement, the Merger Shares were not registered with the Commission and constitute restricted stock under Rule 144 of the Commission. However, the Company and the Selling Stockholders have entered into a Registration Rights Agreement dated March 31, 1996, which gives the Selling Stockholders the right to demand registration of a portion of the Merger Shares under certain circumstances.

     In connection with the Merger Agreement, Steven M. Bogen ("Bogen") and Steven Smith ("Smith") entered into a Stockholder's Agreement (the "Stockholder's Agreement") whereby each agreed, among other things, to (a) keep the number of directors of the Company at an even number, (b) each nominate one-half of the number of directors eligible for election each year, (c) vote for the other's nominees for director, and (d) not sell their respective stock in the Company other than pursuant to broker sales or an effective Registration Statement. In connection with an increase in the size of the Company's Board of Directors, on June 20, 1997, Bogen and Smith amended the Stockholder's Agreement to provide that (i) Bogen and Smith shall each have the right to designate two of the nominees to the Board of Directors (collectively the "Management Nominees"); (ii) future expansion of the size of the Board of Directors shall be determined by

---------------

(1) Subsequent to the Ultimate Merger and the Clear Springs Merger, Daniel Petry received 151,700 additional shares of the Company's Common Stock as a result of a transfer of shares from Steven M. Bogen to amicably resolve a dispute concerning the number of shares of the Company's Common Stock Mr. Petry was entitled to receive in the Ultimate Merger and Clear Springs Merger as a former shareholder of Ultimate and Clear Springs. Steven M. Bogen transferred an additional 40,000 shares of the Company's Common Stock to another former shareholder of Ultimate and Clear Springs to amicably resolve a similar dispute.

majority vote of the Board of Directors; and (iii) any future nominee(s) for election to serve as a member of the Board of Directors, other than the Management Nominees, shall be nominated and elected in accordance with the Company's By-laws and Delaware General Corporation Law.

     2. Merger With Clear Springs Citrus, Inc. On March 31, 1996, the Company entered into a Merger Agreement with and among the Company, Fresh Juice of Florida, Clear Springs, Brian Duffy and The Bogen Group, L.L.C. (the "Clear Springs Merger Agreement"). The Clear Springs Merger Agreement provided for the merger of Clear Springs with and into Fresh Juice of Florida, with all of the issued and outstanding common stock of Clear Springs being exchanged for 1,160,000 shares of the Company's Common Stock (the "Clear Springs Merger Shares"). The Clear Springs Merger became effective on September 1, 1996. Pursuant to the terms of the Clear Springs Merger Agreement, Steven M. Bogen, Brian Duffy and Mark Feldman each received 829,900, 300,000 and 21,500 shares of the Company's Common Stock, respectively, in exchange for their respective ownership interest in Clear Springs. In December 1996, the Company entered into an oral one year employment agreement with Brian Duffy pursuant to which Mr. Duffy was to serve as the President of Fresh Juice of Florida at an annual salary of $200,000 plus a bonus based on the Company's profits. In June 1997, Mr. Duffy resigned from his position as President of Fresh Juice of Florida and he was subsequently rehired as Vice President of Sales and Operations of Fresh Juice of Florida effective November 11, 1997. Prior to the Clear Spring Merger, the Company purchased approximately $3,500,000 of product from Clear Springs in fiscal 1996.

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

     3. Supply Agreement with Natural Juice Company. By agreement dated March 31, 1996, the Company entered into a supply, distribution and requirements agreement (the "Supply Agreement") with Natural Juice Company, an Illinois corporation controlled by Brian Duffy, a director, officer and stockholder of the Company. The Supply Agreement has an initial term of five (5) years with two
(2) five (5) year renewals at Natural Juice Company's option. The Company sold approximately $460,000 and $1,552,036 of product to Natural Juice Company during fiscal 1996 and 1997, respectively.

     4. Merger with Hansen's Juices, Inc. On November 18, 1996, the Company entered into a merger agreement with and among the Company, Fresh Juice of California, Hansen's, Gary Hansen, Jeffrey Heavirland, Burton S. Rosky and Leatrice J. Rosky Family Trust of 1995, Gary Todd, David Burger and Timothy Kane (the "Hansen's Merger Agreement"). The Hansen's Merger Agreement provided for the merger of Hansen's with and into Fresh Juice of California, with all the issued and outstanding common stock of Hansen's being exchanged for 597,443 shares of the Company's Common Stock (the "Hansen's Merger Shares"), $90,000 in cash, warrants to purchase 300,000 shares of the Company's Common Stock for $3.00 per share and the assumption of Hansen's debt. The Hansen's Merger became effective on December 2, 1996. Pursuant to the terms of the Hansen's Merger Agreement, Jeffrey Heavirland received 77,667 shares of the Company's Common Stock and warrants to purchase 42,857 shares of the Company's Common Stock at $3.00 per share. In addition, Fresh Juice of California entered into a three year employment contract with Mr. Heavirland providing for a minimum annual salary of $150,000 plus salary increases and bonuses, if any, as determined by the Board of Directors of Fresh Juice of California and granting him an option to purchase 60,000 shares of the Company's Common Stock at an exercise price of $3.00 per share and becoming exercisable over a two year period beginning on the closing date of the Hansen's Merger.

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

     5. Purchases From and Sales to Entities Related to Directors. As set forth above, during fiscal 1996 and 1997, the Company sold approximately $460,000 and $1,552,036 of product to Natural Juice Company and purchased approximately $235 of product from Natural Juice Company during fiscal 1997. During fiscal 1996 and 1997, the Company sold approximately $47,000 and $77,336 of product to American Premium Exports, Inc. (Michael D. Brown is a Director and the President and Chief Executive Officer of American Premium Exports, Inc. and owns approximately ten percent (10%) of such company). In fiscal 1996 and 1997, the Company purchased approximately $282,000 and $0 of organic citrus fruit from Bowen Brothers Fruit Co., Inc. Bowen Brothers Fruit Co., Inc. is a private company which is 100% owned by Gilbert Bowen's Brother-in-law, Sister, Son, Daughter-in-law and his two grandchildren. Gilbert Bowen has no ownership in or control over Bowen Brothers Fruit Co., Inc.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     3(i)   Certificate of Amendment to Certificate of
            Incorporation -- incorporated by reference to Exhibit 3(i)
            to the Company's 10-QSB for the quarter ended August 31,
            1996, filed October 15, 1996
     3(ii)  By-laws -- incorporated by reference to Exhibit 3.2 to the
            Company's Registration Statement, SEC File No. 33-8878-NY on
            Form S-18 and by reference to the Company's Current Report on Form 8-K dated September 18, 1997 filed on October 6,
            1997.
     3(iii)* Amendments to By-laws
     9      Stockholders Agreement dated March 31, 1996 between Steven
            Smith and Steven M. Bogen -- incorporated by reference to
            Exhibit 10(b) of the Company's Current Report on Form 8-K
            dated March 31, 1996 filed on April 11, 1996 (the "March 31,
            1996 8-K")
    10(a)   Stockholder's Agreement dated March 31, 1996 between Steven
            Smith and Steven M. Bogen -- incorporated by reference to
            Exhibit 10(b) of the March 31, 1996 8-K
    10(b)   1996 Incentive Stock Option Plan -- incorporated by
            reference to Exhibit 10(b) of the Company's Definitive Proxy
            Statement filed in connection with the Company's Annual
            Stockholders meeting held on August 29, 1996 filed on August
            7, 1996
    10(c)   Employment Agreement effective April 1, 1996 with Steven
            Smith -- incorporated by reference to Exhibit 10(d) of the
            March 31, 1996 8-K, as amended by Form 8-K/A filed on
            January 6, 1998
    10(d)   Employment Agreement effective April 1, 1996 with Steven M.
            Bogen -- incorporated by reference to Exhibit 10(e) of the
            March 31, 1996 8-K
    10(e)   Supply Agreement dated March 31, 1996 with Natural Juice
            Company, Inc. -- incorporated by reference to Exhibit 10(f)
            of the March 31, 1996 8-K
    10(f)   Loan Agreement dated August 5, 1996 among the Company, The
            Fresh Juice Company of Florida, Inc., The Fresh Juice
            Company of New York, Inc. and Fleet Bank, N.A. --
            incorporated by reference to Exhibit 10(f) of the Company's
            Annual Report on Form 10-KSB for the fiscal year ended
            November 30, 1996, filed March 17, 1997
    10(g)*  Agreement of Lease dated November 24, 1997 between The Fresh
            Juice Company of New York, Inc. and 280 Wilson Avenue
            Associates, L.L.C. and guaranteed by the Company
    10(h)*  Employment Agreement effective December 2, 1996 with Jeffrey
            Heavirland
    10(i)*  Industrial Real Estate Lease dated June 17, 1992 between
            Hansen's Juices, Inc. and Pruco Life Insurance Company
    21*     Subsidiaries of small business issuer
    27*     Financial Data Schedule

     (b) Reports on Form 8-K

         On October 6, 1997, the Company filed a Current Report on Form 8-K dated September 18, 1997, to report that a majority of the Board of Directors of the Company approved an amendment to the By-Laws of the Company to increase the size of the Company's Board of Directors from five members to seven members, and elected Gilbert Bowen and Michael D. Brown to fill the newly-created directorships. No financial statements were filed with that Form 8-K.
---------------
* Exhibits filed herewith

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

Date: March 16, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURES                                      TITLE                       DATE
                    ----------                                      -----                       ----

                /s/ STEVEN M. BOGEN                    Co-Chairman of the Board, Chief    March 16, 1998
---------------------------------------------------    Executive Officer and Secretary
                  Steven M. Bogen                      (principal executive officer)

                  /s/ BRIAN DUFFY                      Director                           March 16, 1998
---------------------------------------------------
                    Brian Duffy

              /s/ JEFFREY HEAVIRLAND                   Director                           March 16, 1998
---------------------------------------------------
                Jeffrey Heavirland

                 /s/ GILBERT BOWEN                     Director                           March 16, 1998
---------------------------------------------------
                   Gilbert Bowen

               /s/ MICHAEL D. BROWN                    Director                           March 16, 1998
---------------------------------------------------
                 Michael D. Brown

                 /s/ MARK FELDMAN                      Chief Financial Officer and        March 16, 1998
---------------------------------------------------    Treasurer (principal financial
                   Mark Feldman                        officer and principal
                                                       accounting officer)

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
Independent Auditors' Report................................   F-1
Consolidated Balance Sheets as of November 30, 1997 and
  1996......................................................   F-2
Consolidated Statements of Operations -- Years ended
  November 30, 1997, 1996 and 1995..........................   F-3
Consolidated Statements of Shareholders' Equity -- Years
  ended November 30, 1997, 1996 and 1995....................   F-4
Consolidated Statements of Cash Flows -- Years ended
  November 30, 1997, 1996 and 1995..........................   F-5
Notes to Consolidated Financial Statements -- Years ended
  November 30, 1997, 1996 and 1995..........................   F-6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Fresh Juice Company, Inc.
  and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of The Fresh Juice Company, Inc. and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Fresh Juice Company, Inc. and subsidiaries as of November 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 1997 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Short Hills, NJ
February 27, 1998

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1997 AND 1996

                                                                 1997            1996
                                                              -----------     ----------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $   453,344        133,768
  Trade accounts receivable, net of allowance for doubtful
    accounts of $289,037 and $50,000 in 1997 and 1996,
    respectively............................................    3,156,893      2,236,781
  Inventories...............................................    2,638,083      1,759,200
  Current portion of notes receivable.......................      131,101             --
  Prepaid income tax........................................        8,000             --
  Deferred income taxes.....................................      145,615             --
  Prepaid and other current assets..........................      201,069        296,007
                                                              -----------     ----------
         Total current assets...............................    6,734,105      4,425,756
                                                              -----------     ----------
Property, plant and equipment, at cost:
  Land......................................................       30,000         30,000
  Building and improvements.................................    2,839,823      1,740,229
  Equipment.................................................    5,260,058      3,137,411
  Molds.....................................................      264,333        224,333
  Automobiles...............................................      266,255        143,358
                                                              -----------     ----------
                                                                8,660,469      5,275,331
  Less accumulated depreciation.............................    1,741,718        820,646
                                                              -----------     ----------
         Net property, plant and equipment..................    6,918,751      4,454,685
Notes receivable, net of current portion....................      365,621             --
Excess of cost over estimated fair values of net assets
  acquired, net of accumulated amortization of $496,379 and
  $126,748 in 1997 and 1996, respectively...................    6,895,951      6,110,947
Trademarks, patents, and other intangibles, net of
  accumulated amortization of $112,156 and $24,354 in 1997
  and 1996, respectively....................................    1,075,820        140,084
Other assets................................................      103,096        150,000
                                                              -----------     ----------
         Total assets.......................................   22,093,344     15,281,472
                                                              ===========     ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable..............................................      800,000        705,000
  Current installments of long-term debt....................    1,202,074        260,070
  Accounts payable and accrued expenses.....................    3,149,102      2,836,582
  Income taxes payable......................................      263,606             --
                                                              -----------     ----------
         Total current liabilities..........................    5,414,782      3,801,652
Long-term debt and obligations under capital lease, net of
  current installments......................................    3,597,151      1,524,562
Deferred rent...............................................      144,254             --
Deferred income taxes.......................................      773,900         34,000
                                                              -----------     ----------
         Total liabilities..................................    9,930,087      5,360,214
                                                              -----------     ----------
Shareholders' equity:
  Series preferred stock par value $10. Authorized 7,000,000
    shares; none issued.....................................           --             --
  Common stock, par value $.01. Authorized 30,000,000
    shares; issued 6,679,669 and 6,062,000 shares in 1997
    and 1996, respectively..................................       66,797         60,620
  Additional paid-in capital................................    9,453,958      8,583,490
  Retained earnings.........................................    2,927,764      1,560,441
                                                              -----------     ----------
                                                               12,448,519     10,204,551
  Less cost of common shares held in treasury: 212,938 and
    211,938 shares in 1997 and 1996, respectively...........      285,262        283,293
                                                              -----------     ----------
         Total shareholders' equity.........................   12,163,257      9,921,258
Commitments and contingencies (notes 5 and 8)
                                                              -----------     ----------
         Total liabilities and shareholders' equity.........  $22,093,344     15,281,472
                                                              ===========     ==========

          See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                                            1997           1996         1995
                                                         -----------    ----------    ---------
Net sales..............................................  $41,382,836    19,958,022    9,219,184
Cost of goods sold.....................................   30,035,386    15,886,417    6,035,483
                                                         -----------    ----------    ---------
                                                          11,347,450     4,071,605    3,183,701
Selling, general and administrative expenses...........    8,801,423     4,984,642    2,820,356
                                                         -----------    ----------    ---------
          Earnings (loss) from operations..............    2,546,027      (913,037)     363,345
Interest and other income, net.........................      132,296        63,496      104,104
Interest expense.......................................     (536,851)     (139,502)     (24,355)
                                                         -----------    ----------    ---------
          Earnings (loss) before provision (benefit)
            for income taxes...........................    2,141,472      (989,043)     443,094
Provision (benefit) for income taxes...................      774,149       (60,000)     172,051
                                                         -----------    ----------    ---------
          Net earnings (loss)..........................  $ 1,367,323      (929,043)     271,043
                                                         ===========    ==========    =========
Net earnings (loss) per common share...................          .21          (.20)         .07
                                                         ===========    ==========    =========
Weighted average number of common and common equivalent
  shares outstanding...................................    6,471,535     4,601,349    3,889,740
                                                         ===========    ==========    =========

          See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                            COMMON STOCK       ADDITIONAL                                TOTAL
                                         -------------------    PAID-IN      RETAINED    TREASURY    SHAREHOLDERS'
                                          SHARES     AMOUNT     CAPITAL      EARNINGS      STOCK        EQUITY
                                         ---------   -------   ----------   ----------   ---------   -------------
Balance at November 30, 1994...........  3,762,000   $37,620   $2,396,490   $2,218,441   $(273,360)   $ 4,379,191
Purchase of 4,800 shares of treasury
  stock................................         --        --           --           --      (9,933)        (9,933)
Net earnings for the year ended
  November 30, 1995....................         --        --           --      271,043          --        271,043
                                         ---------   -------   ----------   ----------   ---------    -----------
Balance at November 30, 1995...........  3,762,000    37,620    2,396,490    2,489,484    (283,293)     4,640,301
Net loss for the year ended November
  30, 1996.............................         --        --           --     (929,043)         --       (929,043)
Shares of common stock issued to
  acquired The Ultimate Juice Company,
  Inc..................................  1,140,000    11,400    3,066,600           --          --      3,078,000
Shares of common stock issued to
  acquired Clear Springs Citrus,
  Inc..................................  1,160,000    11,600    3,120,400           --          --      3,132,000
                                         ---------   -------   ----------   ----------   ---------    -----------
Balance at November 30, 1996...........  6,062,000    60,620    8,583,490    1,560,441    (283,293)     9,921,258
Purchase of 1,000 shares of treasury
  stock................................         --        --           --           --      (1,969)        (1,969)
Net earnings for the year ended
  November 30, 1997....................                                      1,367,323          --      1,367,323
Shares of common stock and warrants
  issued to acquire Hansen's Juices,
  Inc..................................    617,669     6,177      870,468           --          --        876,645
                                         ---------   -------   ----------   ----------   ---------    -----------
Balance at November 30, 1997...........  6,679,669   $66,797   $9,453,958   $2,927,764   $(285,262)   $12,163,257
                                         =========   =======   ==========   ==========   =========    ===========

          See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                                                 1997            1996           1995
                                                              -----------     -----------    ----------
Cash flows from operating activities:
  Net earnings (loss).......................................  $ 1,367,323        (929,043)      271,043
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................    1,398,539         467,458        68,101
    Deferred Income Taxes...................................       (9,477)             --            --
    Changes in assets and liabilities:
      (Increase) decrease in trade accounts receivable......     (109,258)       (371,417)       87,665
      (Increase) decrease in inventories....................     (386,583)        101,962      (171,109)
      Decrease (increase) in prepaid and other current
         assets.............................................      135,544        (470,218)      132,774
      Decrease in notes receivable and other assets.........     (126,015)             --       (10,107)
      (Decrease) increase in accounts payable and accrued
         expenses...........................................   (1,107,840)      1,038,602      (234,911)
      Increase (decrease) in income taxes...................      255,606        (161,228)      118,733
                                                              -----------     -----------    ----------
         Net cash provided by (used in) operating
           activities.......................................    1,417,839        (323,884)      262,189
                                                              -----------     -----------    ----------
Cash flows from investing activities:
  Acquisition of distribution route.........................       (2,767)             --            --
  Decrease in short-term investments........................           --              --       789,116
  Acquisition of property, building and equipment...........     (498,308)     (1,885,245)   (1,685,893)
  Escrow advance -- Hansen's Juices, Inc....................           --        (150,000)           --
  Acquisition costs.........................................      (48,570)       (293,000)           --
  Acquisition of cash.......................................      112,245          82,834            --
                                                              -----------     -----------    ----------
         Net cash used in investing activities..............     (437,400)     (2,245,411)     (896,777)
                                                              -----------     -----------    ----------
Cash flows from financing activities:
  Proceeds from note payable................................       95,000         705,000            --
  Purchase of treasury stock................................       (1,969)             --        (9,933)
  Proceeds from long-term debt..............................           --       1,100,000     1,100,000
  Payments on long-term debt................................     (753,894)     (1,100,000)           --
                                                              -----------     -----------    ----------
         Net cash (used in) provided by financing
           activities.......................................     (660,863)        705,000     1,090,067
         Net increase (decrease) in cash and cash
           equivalents......................................      319,576      (1,864,295)      455,479
Cash and cash equivalents at beginning of year..............      133,768       1,998,063     1,542,584
                                                              -----------     -----------    ----------
Cash and cash equivalents at end of year....................  $   453,344         133,768     1,998,063
                                                              ===========     ===========    ==========
Supplemental cash flow and noncash investing and financing
  activities information:
  Income taxes paid.........................................  $   312,797          53,914        53,318
                                                              ===========     ===========    ==========
  Interest paid.............................................  $   532,712         129,735        16,542
                                                              ===========     ===========    ==========
Fair valued of assets acquired..............................  $ 6,897,875       8,691,518            --
Debt and liabilities assumed................................    5,811,676       2,481,518            --
                                                              -----------     -----------    ----------
Fair value of common stock and warrants issued..............  $ 1,086,199       6,210,000            --
                                                              ===========     ===========    ==========
Non cash investing activities:
  Acquired notes receivable.................................       89,442              --            --
  Acquired property, plant and equipment....................       58,169              --            --
  Deferred tax assets change................................      125,189              --            --
                                                              ===========     ===========    ==========

          See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization

     The Fresh Juice Company, Inc. (the Company), produces, markets and sells fresh and frozen fresh-squeezed fruit juices and other non-carbonated beverages to both food service and retail customers. The majority of the juice produced by the Company is fresh squeezed orange juice.

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

     Effective December 2, 1996, the Company acquired all of the outstanding capital stock of Hansen's Juices, Inc. (Hansen's) in exchange for $90,000 in cash, 597,443 shares of the Company's common stock valued at $731,868, warrants to purchase 300,000 shares of the Company's common stock for $3.00 per share valued at $120,000 using the assumptions identified in note 7 and assumption of debt. Simultaneously with the merger, the Company exchanged certain debt owed to a former Hansen's stockholder for $60,000 in cash and 20,226 shares of the Company's common stock valued at $24,777. This merger has been accounted for as a purchase.

  (b) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The operating results of Ultimate, Clear Springs and Hansen's are included in the consolidated results of operations from their respective dates of acquisition.

  (c) Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and other securities with a maturity at time of purchase of three months or less.

  (d) Financial Instruments

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, notes payable and other current assets and liabilities approximates fair value due to the short-term maturity of those instruments. Management estimates the Company's long-term debt to approximate fair value at November 30, 1997 and 1996 determined through a combination of estimates, information obtained from independent third parties and the variable rate of interest on certain debt.

  (e) Inventories

     Inventories are stated at the lower of cost or market, with cost determined by using the first-in, first-out (FIFO) method.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (f) Depreciation

     Depreciation is provided over the estimated useful lives of the respective assets: three to ten years for the equipment and molds, three to five years for the automobiles and 25-39 years for the building and building improvements using the straight-line method. Leasehold improvements are depreciated over the shorter of the useful life or the remaining term of the lease.

  (g) Intangible Assets

     Excess of cost over the estimated fair values of net assets acquired (goodwill) is being amortized using the straight-line method over 20 years. Trademarks, patents and other intangibles (primarily customer lists and covenants not to complete) are being amortized using the straight-line method over periods of three to fifteen years.

     The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the estimated future cash flows derived from such intangible assets are less than their carrying value. Measurement of the impairment, if any, is based upon the excess of the carrying value over the fair value of such assets.

  (h) Long-Lived Assets

     The Company adopted the provision of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed, on December 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

  (i) Stock Option Plan

     Prior to December 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On December 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  (j) Net Earnings (Loss) Per Common Share

     Net earnings (loss) per share in 1997 and 1996 is based on the weighted average number of common shares outstanding. Common share equivalents are not included in the calculation, as their inclusion would either be antidilutive or not result in a material dilution of earnings per share. Net earnings per common share in 1995 is based on the weighted average of number of common and common equivalent shares outstanding, using the treasury stock method. Common share equivalents are used in the computation of earnings per

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

share, which represent options granted to certain employees under the Company's 1996 Incentive Stock Option Plan and warrants, if their exercise would have had a dilutive effect on net earnings (loss) per common share.

  (k) Income Taxes

     The provision (benefit) for income taxes is based on earnings reported in the financial statements under the asset and liability approach, in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  (l) Reclassifications

     Certain reclassifications were made to prior year balances to conform to the presentation adopted in the current year.

  (m) Use of Estimates

     In conformity with generally accepted accounting principles, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (n) Risks and Uncertainties

     The Company's revenues are dependent on the continued operation of its manufacturing facility and its various distribution centers and the ready source of supply of harvested fresh fruits and juice supplies. The operation of these facilities involves many risks, including the breakdown, failure or substandard performance of equipment, natural disasters and the need to comply with directives of governmental agencies. The occurrence of material operational problems, including but not limited to the above events, may have a material adverse effect on the productivity and profitability of a particular facility or the Company as a whole, or with respect to certain facilities during the period of such operational difficulty. A lack of availability of quality fruit and higher costs of citrus would hamper the Company's ability to maintain its rate of growth and its current gross profit level.

     None of the Company's customers accounted for more than 10% of the net sales in 1997, 1996 and 1995. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. The Company as a policy, does not require collateral from its customers.

     The Company and its subsidiaries are subject to certain regulations of federal, state and local government authorities regarding distribution and sale of food products. From time to time various proposals are made for new laws and regulations impacting the Company's industry. It is not possible to predict whether any such proposals will be adopted and the impact, if any, on the operations of the Company. Although the Company believes that it currently has all material government permits, licenses, qualifications and approvals for its operations, there can be no assurance that the Company will be able to continue to comply with or maintain the same.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On August 28, 1997, after completing its review of the materials presented in connection with a public hearing conducted in December 1996, the FDA published its proposed strategy for ensuring juice safety which involves a three-prong approach that includes phasing in a mandatory Hazard Analysis and Critical Control Point (HACCP) program for some or all juices, label warning statements, and educational programs targeted at sanitation education for industry and consumers. In so doing, the agency rejected proposals to mandate pasteurization.

     The Company's current manufacturing practices comprise a fully implemented HACCP program instituted as a requirement for the manufacture of fresh orange juice in the State of Florida; although it can give no assurance, the Company believes that the warning label requirement, when promulgated, will not be applicable to its products. Although it can give no assurance, the Company believes that the final HACCP requirements for fresh juice likely to be required by the FDA will be no more stringent than those presently in place at the Company, so that these regulations, when made final, will not have a material impact on the Company's operations. In the event that the final HACCP requirements and regulations are more stringent than those in place at the Company at such time, certain adjustments to the production process may be required and the costs and timing of the implementation of such adjustments could have a material impact on the Company's operations and financial position.

  (o) Recently Issued Accounting Standards

     SFAS No. 128, Earnings Per Share was issued in February 1997 and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement established standards for computing and presenting earnings per share. The Company will adopt this statement in the first quarter of fiscal 1998 and restate prior periods for the effect, if any, of SFAS No. 128. SFAS No. 130 Reporting Comprehensive Income, was issued in June 1997 and is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this accounting standard will not have a material effect on the Company's consolidated financial position or results of operations. SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information was issued in June 1997 and is effective for financial statements for periods beginning after December 15, 1997. This statement established standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. The Company is currently evaluating the method of adoption it will utilize.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) ACQUISITIONS

     The estimated fair value of Ultimates', Clear Springs' and the Hansen's assets and liabilities at the respective dates of acquisition are presented as follows:

                                                          1996                 1997
                                                ------------------------    -----------
                                                                CLEAR
                                                 ULTIMATE      SPRINGS       HANSEN'S
                                                ----------    ----------    -----------
Cash..........................................  $   70,936        11,898        112,245
Trade accounts receivable.....................     779,179       494,458        810,854
Inventory.....................................     135,660       180,681        492,300
Prepaid expenses..............................      47,020        56,636         40,606
Note receivable...............................     150,000      (150,000)       235,250
Property, plant and equipment.................      44,657       634,468      2,945,000
Goodwill, representing excess of cost over
  estimated fair values of net assets
  acquired....................................   2,517,156     3,427,539      1,165,601
Intangible assets.............................      33,427       107,803        990,264
Other assets..................................          --            --        105,755
Advances and note payable -- Fresh Juice
  Company.....................................    (110,000)     (393,932)            --
Accounts payable and accrued expenses.........    (559,364)     (993,919)    (1,563,190)
Long-term debt................................          --            --     (3,769,910)
Income taxes payable..........................     (30,671)           --             --
Advances -- related party.....................          --      (209,632)            --
Deferred income taxes.........................          --       (34,000)      (478,576)
                                                ----------    ----------    -----------
          Total purchase price, excluding
            total acquisition costs of $48,570
            and $293,000 in 1997 and 1996,
            respectively......................  $3,078,000     3,132,000      1,086,199
                                                ==========    ==========    ===========

     In each of the Company's aforementioned acquisitions, the common stock delivered as consideration is unregistered and contains certain restrictions as well as having several large blocks of stock being issued to certain sellers in the transactions.

     Management of the Company, after consultation with its outside advisors, has made an assessment of the fair value of the common stock issued in connection with the Ultimate and Clear Springs' acquisitions at the approximate dates of the merger agreements, which fair value approximates 80% of the publicly traded market prices. The Company finalized its accounting relative to the Ultimate and Clear Springs' acquisitions during the second quarter of fiscal 1997 with no additional adjustments from that reflected at November 30, 1996.

     Prior to the acquisition, the Company purchased approximately $3,500,000 of product from Clear Springs in fiscal 1996.

     In the Hansen's acquisition, management evaluated the fair values of the assets acquired and liabilities assumed, and has adjusted the fair value of assets acquired and liabilities assumed in connection with the Hansen's merger during the fourth quarter of 1997. Earnings (loss) before the provision (benefit) income taxes for the nine months ended August 31, 1997 would have been reduced by approximately $60,000 had this adjustment been made at the beginning of the year. Management of the Company, after consultation with its outside advisors, has made an assessment of the fair value of the common stock issued in connection with the Hansen's acquisition at the approximate date of the merger agreement, which fair value approximates 70% of the publicly traded market prices.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents selected unaudited financial information for the Company, Ultimate, Clear Springs and Hansen's on a pro-forma basis assuming the companies had been combined for the year ended November 30, 1996. Pro-forma results include the results of the Company for the year ended November 30, 1996 combined with the results of Ultimate and Clear Springs for the periods prior to their respective dates of acquisition and the results of Hansen's for the twelve month period ended November 30, 1996. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, Ultimate, Clear Springs and Hansen's constituted a single entity during such period. Pro-forma results include necessary pro-forma adjustments:

                                                             1996
                                                          -----------
Net sales...............................................  $41,212,837
Net loss................................................   (1,681,756)
Net loss per common share...............................         (.26)
                                                          ===========

(3) INVENTORIES

     Inventories at November 30, 1997 and 1996 consist of the following:

                                                         1997          1996
                                                      ----------    ----------
Raw materials.......................................  $  884,129       375,351
Finished goods......................................   1,753,954     1,383,849
                                                      ----------    ----------
                                                      $2,638,083     1,759,200
                                                      ==========    ==========

(4) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at November 30, 1997 and 1996:

                                                         1997          1996
                                                      ----------    ----------
Accounts payable....................................  $1,935,301     2,195,754
Compensation........................................     300,477       101,654
Sales and marketing.................................       1,614        73,684
Professional fees...................................     302,123       202,487
Other...............................................     609,587       263,003
                                                      ----------    ----------
                                                      $3,149,102     2,836,582
                                                      ==========    ==========

(5) NOTE PAYABLE AND LONG-TERM DEBT

     In August 1996, the Company entered into a $2,500,000 revolving credit loan with a bank expiring August 1998, of which $800,000 and $705,000 was outstanding at November 30, 1997 and 1996, respectively. Interest is at a floating rate equal to the bank's prime rate, which floating rate, at the Company's election, may be fixed, for one to three month periods throughout the term, based on current LIBOR plus 150 basis points (7.19% at November 30, 1997). The Company can borrow against the revolving credit loan based on the allowable borrowing base, defined in the loan agreement as 80% of eligible accounts receivable plus the lesser of $1,500,000 or 50% of eligible inventory. Available amounts under the revolving credit loan amounted to approximately $1,661,000 and $1,795,000 at November 30, 1997 and 1996, respectively.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At November 30, 1997 and 1996, long-term debt, including capital leases, consists of the following:

                                                                 1997        1996
                                                              ----------   ---------
$475,000 mortgage note with a third party, due in monthly
  installments of $3,683 representing principal and interest beginning March 1, 1997 with a final balloon payment due
  August 1, 1998, interest at 7%, secured by the Company's
  Florida Plant.............................................  $  466,600     475,000
Note payable to a former stockholder of Clear Springs, due
  in annual amounts of approximately $105,000 through
  January 1998, interest at 7%..............................     103,738     209,632
$1,100,000 term loan with a bank, due in monthly principal
  installments of $18,333 commencing April 1, 1997 through
  March 1, 2002 with interest at either LIBOR plus 175 basis points (7.39% at November 30, 1997) or the bank's prime
  rate......................................................     953,333   1,100,000
$750,000 note payable with a bank, with principal and
  interest at 9.25% payable in monthly installments of
  $15,771 due May 2001. Note is collateralized by the
  receivables, inventory, equipment and vehicles of the
  California Plant..........................................     558,605          --
Notes payable to related parties, interest only payable
  monthly at a weighted average interest rate of 8.9% at
  November 30, 1997. Principal amounts due December 2001
  through December 2005.....................................   1,673,172          --
Notes payable to related parties with a weighted average
  interest rate of 10.5%. Principal and interest payable in
  monthly installments of $20,983 due at various intervals
  between November 2000 and December 2001...................     731,351          --
Lease obligation payable in installments through February
  2000 with a weighted average interest rate of 4.9% at
  November 30, 1997.........................................      74,527          --
Various notes payable due in installments through April 2000 with a weighted average interest rate of 9.7% at November
  30, 1997..................................................     237,899          --
                                                              ----------   ---------
          Total long-term debt, including capital leases....   4,799,225   1,784,632
Less current maturities.....................................   1,202,074     260,070
                                                              ----------   ---------
          Long-term debt and obligations under capital
            lease, excluding current maturities.............  $3,597,151   1,524,562
                                                              ==========   =========

     The revolving credit loan and term loan contain certain covenants including financial covenants (tangible net worth and minimum debt revenue coverage ratios). The Company is in compliance with all such covenants at November 30, 1997. The loans are secured by substantially all of the assets of the Company. The aggregate fair value of the Company's debt approximates its carrying value due to the variable nature and frequent repricing of the debt which is based on market conditions.

     The aggregate annual maturities of long-term debt for each of the next five years ended November 30 are as follows: 1998, $1,202,000; 1999, $685,000; 2,000,
$669,000; 2001, $460,000; 2002, $967,000; 2002 and thereafter, $816,000.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6) INCOME TAXES

     Components of income tax expense (benefit) are as follows:

                                                 1997       1996       1995
                                               --------    -------    -------
Current:
  Federal....................................  $404,048    (80,000)   139,266
  State......................................   254,392     20,000     32,785
                                               --------    -------    -------
Total........................................  $658,440    (60,000)   172,051
                                               --------    -------    -------
Deferred:
  Federal....................................   109,317         --         --
  State......................................     6,392         --         --
                                               --------    -------    -------
Total........................................   115,709         --         --
                                               --------    -------    -------
Total Income Tax Provision (benefit).........   774,149    (60,000)   172,051
                                               ========    =======    =======

     The temporary differences which give rise to deferred tax assets and liabilities as of November 30, 1997 and 1996 are as follows:

                                                           1997        1996
                                                         ---------    -------
Deferred tax assets:
  Accounts receivable..................................  $ 115,615     17,000
  Inventory............................................     30,000     20,000
  Net operating loss carry forwards....................     30,936    328,000
                                                         ---------    -------
          Gross deferred tax assets....................    176,551    365,000
  Valuation allowance..................................         --    365,000
                                                         ---------    -------
          Net deferred tax assets......................    176,551         --
                                                         ---------    -------
Deferred tax liability -- property, plant and
  equipment............................................   (804,836)   (34,000)
                                                         ---------    -------
          Net deferred income taxes....................  $(628,285)   (34,000)
                                                         =========    =======

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance decreased $365,000 in 1997 as the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Net operating losses of approximately $30,900 expire in fiscal 2011.

     The reconciliation of the Company's effective income tax rate and the Federal statutory rate is as follows:

                                                          1997    1996    1995
                                                          ----    ----    ----
Federal statutory rate..................................   34%    (34)%    34%
State taxes, net of federal benefit.....................    8       1       5
Amortization of goodwill................................    6       4      --
(Decrease) increase in valuation allowance..............  (17)     29      --
Other, net..............................................    5      (6)     --
                                                          ---     ---      --
                                                           36%     (6)%    39%
                                                          ===     ===      ==

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7) INCENTIVE STOCK OPTIONS

     In 1996, the Company adopted The Fresh Juice Company, Inc. Incentive Stock Option Plan (the 1996 Stock Plan). The number of shares of common stock with respect to which grants may be made under the 1996 Stock Plan is 500,000. The shares issuable under the 1996 Stock Plan may be drawn from either authorized but previously unissued shares of common stock or from reacquired shares of common stock, including shares purchased by the Company on the open market or held as Treasury shares. Under the 1996 Stock Plan, key salaried employees, including officers, of the Company are eligible to receive options. The Board of Directors has the sole discretion to determine the amount of grant and to establish such vesting periods and/or performance based goals that must be attained in order for the participant to be able to exercise any stock option.

     The following table summarizes the transactions of the Company's stock option plans for the two-year period ended November 30, 1997:

                                                             1997                   1996
                                                      -------------------    -------------------
                                                                 WEIGHTED               WEIGHTED
                                                                 AVERAGE                AVERAGE
                                                                 EXERCISE               EXERCISE
                                                      SHARES      PRICE      SHARES      PRICE
                                                      -------    --------    -------    --------
Options outstanding at beginning of year............  110,000     $3.13           --     $  --
  Granted...........................................  225,000      2.81      110,000      3.13
  Expired...........................................  (60,000)     3.13           --        --
                                                      -------                -------
Options outstanding at end of year..................  275,000      2.88      110,000      3.13
                                                      =======                =======
Options exercisable at end of year..................  245,000      2.85      110,000      3.13
                                                      =======                =======
Weighted average fair value of options granted
  during the year...................................                .91                    .73

     The fair value of each stock option granted during 1997 and 1996 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                              1997    1996
                                                              ----    ----
Expected life (years).......................................     5       5
Historical volatility.......................................    45%     45%
Expected dividend yield.....................................    --      --
Risk-free interest rate.....................................   5.6%    5.6%

     The Company applies APB Opinion No. 25 in accounting for the 1996 Stock Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings (loss) per share would have been reduced to the adjusted amounts indicated below:

                                                          1997         1996
                                                       ----------    --------
Net earnings (loss) as reported......................  $1,367,323    (929,043)
Net earnings (loss) as adjusted......................   1,337,614    (944,740)
                                                       ==========    ========
Adjusted net earnings (loss) per share...............  $      .21        (.21)
                                                       ==========    ========

     Adjusted net earnings reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the adjusted net

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

earnings (loss) amounts presented above because compensation cost is reflected over the options' estimated life of five years.

     At November 30, 1997 and 1996, the Company had outstanding warrants of 350,000 and 50,000, with weighted average exercise prices of $2.99 and $2.96, respectively. Warrants issued in 1996 were exercisable beginning June 1997 and expire June 2001. Warrants issued in 1997 were exercisable beginning December 1996 and expire November 2001.

(8) COMMITMENTS AND CONTINGENCIES

     The Company is obligated under various operating leases covering its office space, warehouse and vehicles. Rent expense for the years ended November 30, 1997, 1996 and 1995 was $754,991, $253,280 and $102,944, respectively. The aggregate future minimum lease commitments under leases that have initial or remaining noncancelable lease terms in excess of one year as of November 30, 1997 are as follows:

1998.....................................................  $  473,000
1999.....................................................     446,000
2000.....................................................     412,000
2001.....................................................     390,000
2002.....................................................     364,000
Thereafter...............................................   1,201,000
                                                           ----------
                                                           $3,286,000
                                                           ==========

     The Company continues to guarantee certain lease obligations entered into by a former affiliate of Hansen's. Minimum lease payments under such agreements average approximately $146,000 per year through November 2003, and $64,000 per year thereafter until May 2006. The Company knows of no event of default that would require it to satisfy these guarantees as of November 30, 1997. The Company does not believe the ultimate disposition of these guarantees will have a material adverse effect on the Company's financial position, liquidity or results of operations.

     On April 1, 1996, the Company entered into three year employment agreements with two of its executive officers. Each agreement provides for, among other things, annual compensation aggregating a minimum salary of $360,000 ($720,000 on a combined basis), subject to annual increases. The agreement provides that the parties may extend the agreement for up to a total of six additional years.

     On March 31, 1996, the Company entered into a supply, distribution and requirements agreement (the Agreement) with Natural Juice Company, which corporation is controlled by a director of the Company. The agreement has an initial term of five years with two five year renewals at Natural Juice Company's option. Refer to note 11 for related party transactions.

     The Company formerly reported the existence of 175,000 stock options granted to key employees under the Fresh Juice Company, Inc. 1988 Incentive Stock Option Plan (the Plan). Based upon a review commenced by the Company and its attorneys in the fourth quarter of 1997, it appears that the stockholders of the Company never approved the Plan and that a proposal to approve the Plan was never presented to the stockholders of the Company for a vote. As a result, the condition to both the effectiveness of the Plan and the grant of the options under the Plan, as defined, was never met. Based upon this information, the Company has determined that these options technically do not exist. Such amounts are not reflected in the summary of transactions included in note 7. There is a possibility that the key employees may assert a claim as to the existence of such stock options. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In January 1996, the Company was named as a defendant in a legal matter which seeks damages in excess of $250,000. The Company settled the matter and was under an obligation to pay $10,000 over a six month period, pursuant to the terms of the agreement. Such payments were completed in January 1998 and were properly accrued at November 30, 1997.

     The Company's subsidiary, The Fresh Juice Company of California, Inc. (Hansen's), has been named as one of many defendants in a lawsuit filed by the Franchise Holders of Southland Corporation (Southland), against Southland and a large number of the purveyors to the Franchisees of Southland, i.e., 7-Eleven stores. Hansen's was one of the purveyors that has been named as a defendant. However, there is only one cause of action which pertains to Hansen's, and Hansen's is joined in that count with Southland, The Coca-Cola Company and Pepsi-Cola Company. The basis of that cause of action is that each of the named purveyors conspired to fix prices on soft drinks by trying to set the Franchisees' retail price of their respective products in order for the Franchisee(s) to obtain a discount off the wholesale price. In the count in which Hansen's was named, the plaintiffs seek total damages in excess of $50,000. The case is captioned 7 Eleven Owners For Fair Franchising et al. v. The Southland Corporation, et al; is venued in the Superior Court of the State of California for the County of Alameda and bears case no. 722272-6. The case was filed in September, 1993. Hansen's and the plaintiffs in this action have executed a settlement agreement pursuant to which plaintiffs have agreed to dismiss their action against Hansen's, with prejudice, and Hansen's has agreed to bear its own costs incurred in the litigation. The settlement is awaiting court approval. As a result of the settlement and impending final dismissal of the proceedings, management of the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's results of operations, liquidity or financial position.

     Many existing computer programs use only two digits rather than four to specify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company utilizes software and related computer technologies essential to its operation that will be affected by the Year 2000 issue. The Company has undertaken a systems' readiness program, which is designed to mitigate the risks associated with the Year 2000 issue. This program involves an analysis of systems to determine those that are not presently Year 2000 compliant, the establishment of a plan to either modify or replace those systems and the modification and procurement of systems to make them Year 2000 compliant. Although the Company is endeavoring to ensure that the Year 2000 readiness program is comprehensive, it can make no assurance that the program will address all Year 2000 compliance issues in a timely manner. If such modifications and procurements are not completed or if problems are not discovered and rectified on a timely basis, the Year 2000 issue may have a material impact on the operations of the Company. The Company has identified, replaced and modified some of these systems during fiscal year 1997 and is scheduled, for reasons other than Year 2000 issues, to rebuild its network systems for its Northeast and Florida operations during fiscal 1998.

     From time to time, the Company is party to legal action arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material impact on the Company's results of operations, liquidity or financial position.

(9) COMMON STOCK AND SERIES PREFERRED STOCK

     During 1996, the Company obtained shareholder approval and amended the Company's Certificate of Incorporation to increase the number of authorized common stock and preferred stock to 30,000,000 and 7,000,000 shares, respectively.

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

(10) BENEFIT PLANS

     The Company maintains a simplified employee pension (S.E.P.) plan covering certain of its employees. Contributions to the plan, which are discretionary, cannot exceed 15% of the covered employee's salary. Pension expense for the years ended November 30, 1997, 1996 and 1995 was $44,806, $55,109 and $46,358,
respectively.

     Ultimate maintains a defined contribution 401(k) Plan for its employees with discretionary contributions by the Company. No contribution was made to the 401(k) Plan by the Company during 1997 or 1996. The Company is in the process of bringing all of its employees under the 401(k) Plan, at which time it will terminate the simplified employee pension plan described above.

(11) RELATED PARTY TRANSACTIONS

     During 1997 and 1996, the Company sold approximately $1,552,000 and $460,000, respectively, of product to Natural Juice Company, which is controlled by a director of the Company.

     During 1997 and 1996, the Company sold approximately $77,000 and $47,000, respectively, to American Premium Exports, in which a director of the Company holds a financial interest and functions as President and Chief Financial Officer.

     During 1996, the Company purchased approximately $282,000 of fruit from a private company owned by the family of a director of the Company.

                               INDEX TO EXHIBITS

    EXHIBITS
    --------
     3(i)     Certificate of Amendment to Certificate of
              Incorporation -- incorporated by reference to Exhibit 3(i)
              to the Company's 10-QSB for the quarter ended August 31,
              1996, filed October 15, 1996................................
     3(ii)    By-laws -- incorporated by reference to Exhibit 3.2 to the
              Company's Registration Statement, SEC File No. 33-8878-NY on
              Form S-18 and by reference to the Company's Current Report on Form 8-K dated September 18, 1997 filed on October 6,
              1997........................................................
     3(iii)   Amendments to By-laws.......................................
     9        Stockholders Agreement dated March 31, 1996 between Steven
              Smith and Steven M. Bogen -- incorporated by reference to
              Exhibit 10(b) of the Company's Current Report on Form 8-K
              dated March 31, 1996 filed on April 11, 1996 (the "March 31,
              1996 8-K")..................................................
    10(a)     Stockholder's Agreement dated March 31, 1996 between Steven
              Smith and Steven M. Bogen -- incorporated by reference to
              Exhibit 10(b) of the March 31, 1996 8-K.....................
    10(b)     1996 Incentive Stock Option Plan -- incorporated by
              reference to Exhibit 10(b) of the Company's Definitive Proxy
              Statement filed in connection with the Company's Annual
              Stockholders meeting held on August 29, 1996 filed on August
              7, 1996.....................................................
    10(c)     Employment Agreement effective April 1, 1996 with Steven
              Smith -- incorporated by reference to Exhibit 10(d) of the
              March 31, 1996 8-K, as amended by Form 8-K/A filed on
              January 6, 1998.............................................
    10(d)     Employment Agreement effective April 1, 1996 with Steven M.
              Bogen -- incorporated by reference to Exhibit 10(e) of the
              March 31, 1996 8-K..........................................
    10(e)     Supply Agreement dated March 31, 1996 with Natural Juice
              Company, Inc. -- incorporated by reference to Exhibit 10(f)
              of the March 31, 1996 8-K...................................
    10(f)     Loan Agreement dated August 5, 1996 among the Company, The
              Fresh Juice Company of Florida, Inc., The Fresh Juice
              Company of New York, Inc. and Fleet Bank,
              N.A. -- incorporated by reference to Exhibit 10(f) of the
              Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996, filed March 17, 1997...............
    10(g)     Agreement of Lease dated November 24, 1997 between The Fresh
              Juice Company of New York, Inc. and 280 Wilson Avenue
              Associates, L.L.C. and guaranteed by the Company............
    10(h)     Employment Agreement effective December 2, 1996 with Jeffrey
              Heavirland..................................................
    10(i)     Industrial Real Estate Lease dated June 17, 1992 between
              Hansen's Juices, Inc. and Pruco Life Insurance Company......
    21        Subsidiaries of small business issuer.......................
    27        Financial Data Schedule.....................................

                                      EX-1