Form 10QSB
period 1998-02-28
FRESH JUICE CO INC
filed 1998-04-15
CIK 802354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended February 28, 1998
Commission file No. 0-15320

                          The Fresh Juice Company, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                    11-2771046
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

           280 Wilson Avenue,
           Newark, New Jersey                                07105
(Address of principal Executive offices)                   (Zip Code)




Registrant's telephone number, including area code (973) 465-7100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes /X/                                                  No / /


The number of shares of $.01 par value Common Stock outstanding as of April 13, 1998 was 6,467,731.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS


                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    FEBRUARY 28, 1998 AND NOVEMBER 30, 1997

                                                                 1998            1997
                                                              -----------     ----------
                                                              (unaudited)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $   530,418        453,344
  Trade accounts receivable.................................    3,240,586      3,156,893
  Inventories...............................................    2,740,870      2,638,083
  Current portion of notes receivable.......................      134,992        131,101
  Prepaid income tax........................................        8,000          8,000
  Deferred income taxes.....................................      144,167        145,615
  Prepaid and other current assets..........................      277,833        201,069
                                                              -----------     ----------
         Total current assets...............................    7,076,867      6,734,105
                                                              -----------     ----------
Property, plant and equipment, at cost:
  Land......................................................       30,000         30,000
  Building and improvements.................................    2,862,261      2,839,823
  Equipment.................................................    5,303,386      5,260,058
  Molds.....................................................      264,333        264,333
  Automobiles...............................................      275,702        266,255
                                                              -----------     ----------
                                                                8,735,682      8,660,469
  Less accumulated depreciation.............................    1,951,991      1,741,718
                                                              -----------     ----------
         Net property, plant and equipment..................    6,783,691      6,918,751
Notes receivable, net of current portion....................      373,009        365,621
Excess of cost over estimated fair values of net assets
  acquired, net of accumulated amortization of $588,779 and
  $496,379 in 1998 and 1997, respectively...................    6,803,551      6,895,951
Trademarks, patents, and other intangibles, net of
  accumulated amortization of $191,765 and $112,156 in 1998
  and 1997, respectively....................................    1,060,176      1,075,820
Other assets................................................      117,751        103,096
                                                              -----------     ----------
         Total assets.......................................   22,215,045     22,093,344
                                                              ===========     ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable..............................................    1,320,000        800,000
  Current installments of long-term debt....................    1,092,408      1,202,074
  Accounts payable and accrued expenses.....................    2,700,880      3,149,102
  Income taxes payable......................................       75,698        263,606
                                                              -----------     ----------
         Total current liabilities..........................    5,188,986      5,414,782
Long-term debt and obligations under capital lease, net of
  current installments......................................    3,435,892      3,597,151
Deferred rent...............................................      140,739        144,254
Deferred income taxes.......................................      803,944        773,900
                                                              -----------     ----------
         Total liabilities..................................    9,569,561      9,930,087
                                                              -----------     ----------
Shareholders' equity:
  Series preferred stock par value $10. Authorized 7,000,000
    shares; none issued.....................................           --             --
  Common stock, par value $.01. Authorized 30,000,000
    shares; issued 6,679,669 in 1998 and 1997,
    respectively............................................       66,797         66,797
  Additional paid-in capital................................    9,453,958      9,453,958
  Retained earnings.........................................    3,409,991      2,927,764
                                                              -----------     ----------
                                                               12,930,746     12,448,519
  Less cost of common shares held in treasury: 212,938 shares     285,262        285,262
                                                              -----------     ----------
         Total shareholders' equity.........................   12,645,484     12,163,257
Commitments and contingencies
                                                              -----------     ----------
         Total liabilities and shareholders' equity.........  $22,215,045     22,093,344
                                                              ===========     ==========

          See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 29, 1997
                                   (UNAUDITED)

                                                                             1998                1997
                                                                             ----                ----

Net Sales                                                                $9,404,044         $ 9,377,593
Cost of Goods Sold                                                        6,386,738           6,695,936
                                                                         ----------         -----------
    Gross Profit                                                          3,017,306           2,681,657


Selling, General and Administrative Expenses                              2,069,061           2,043,130
                                                                         ----------         -----------

          Earnings (Loss) From Operations                                   948,245             638,527


Interest Income                                                              12,356               5,171
Interest Expense                                                           (117,759)           (138,424)
Other                                                                         9,769               8,981
                                                                         ----------         -----------

          Earnings (Loss) Before Provision for Income Taxes                 852,611             514,255


Provision for Income Taxes                                                  370,384               1,600
                                                                         ----------         -----------


          Net Earnings (Loss)                                               482,227             512,655


Retained Earnings, Beginning of Period                                    2,927,764           1,560,441
                                                                         ----------         -----------


Retained Earnings, End of Period                                         $3,409,991         $ 2,073,096
                                                                         ==========         ===========


Weighted Average Shares Outstanding
                                                                         6,467,731           6,460,868
Basic and diluted earnings per share                                           .07                 .08



See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 29, 1997
                                   (UNAUDITED)

                                                                                    1998              1997
                                                                                    ----              ----

Cash Flows From Operating Activities:
    Net earnings                                                                  $482,227       $   512,655
    Adjustments to reconcile net earnings to net cash
       used in operating activities:
       Depreciation and amortization                                               340,898           358,230
       Deferred Income Taxes                                                        31,492
       Changes in assets and liabilities:
          Trade accounts receivable                                                (83,693)         (251,257)
          Inventories                                                             (102,788)         (152,056)
          Prepaid and other current assets                                         (76,764)           14,348
          Notes receivable and other assets                                        (25,934)           52,033
          Accounts payable and accrued expenses                                   (451,737)         (590,043)
          Income taxes payable                                                    (187,908)           26,331
                                                                                  --------       -----------
            Net Cash Used In Operating Activities                                  (74,207)          (29,759)


Cash Flows From Investing Activities:
    Acquisition of Distribution Route                                               (7,328)             --
    Acquisitions of property, plant and equipment                                  (90,466)          (85,301)
    Acquisition of Hansen's Juices, Inc., net of cash
       acquired                                                                        --            (37,756)
                                                                                   --------       ----------
            Net Cash Used In Investing Activities                                   (97,794)        (123,057)


Cash Flows From Financing Activities:
    Proceeds from notes payable                                                     520,000          536,000
    Repayment of long-term debt                                                    (270,925)        (298,815)
                                                                                  ---------      -----------
            Net Cash Provided By Financing Activities                               249,075          237,185
                                                                                   --------      -----------

Net Increase in Cash and Cash Equivalents                                            77,074           84,369


Cash and Cash Equivalents at Beginning of Period                                    453,344          133,768
                                                                                  ---------      -----------


Cash and Cash Equivalents at End of Period                                         $530,418      $   218,137
                                                                                   ========      ===========

Supplemental cash flow and non cash investing and financing activities information:
       Income taxes paid                                                           $526,800      $     3,757
       Interest paid                                                               $115,940      $   138,424


       Fair value of assets acquired                                               $   --        $ 6,139,034
       Debt and liabilities assumed                                                    --          5,382,308
                                                                                   --------      -----------
       Fair value of common stock issued                                           $   --        $   756,726
                                                                                   ========      ===========



See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FEBRUARY 28, 1998 AND NOVEMBER 30, 1997

                                   (UNAUDITED)

(1) The consolidated financial information of The Fresh Juice Company, Inc. and Subsidiaries (the Company), included herein has been prepared by the Company and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the periods ended February 28, 1998 are not necessarily indicative of the operating results which may be achieved for the full year. All material intercompany accounts and transactions have been eliminated in consolidation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's November 30, 1997 consolidated financial statements.

(2) Inventories at February 28, 1998 and November 30, 1997 consist of the following:

                                                1998           1997
                                                ----           ----
          Raw Materials                      $1,360,031     $  884,129
          Finished Goods                      1,380,839      1,753,954
                                             ----------     ----------
                                             $2,740,870     $2,638,083
                                             ==========     ==========

(3) Hansen's Juices, Inc. (Hansen) which the Company acquired as of December 2, 1996, has been named as one of many defendants in a lawsuit filed by the Franchise Holders of Southland Corporation (Southland), against Southland and a large number of the purveyors to the Franchisees of Southland, i.e., 7-Eleven stores. Hansen was one of the purveyors that has been named as a defendant. However, there is only one cause of action which pertains to Hansen's, and Hansen's is joined in that count with Southland, the Coca-Cola Company and Pepsi-Cola Company. The basis of that cause of action is that each of the named purveyors conspired to fix prices on soft drinks by trying to set the Franchisees' retail price of their respective products in order for the Franchisee(s) to obtain a discount off the wholesale price. In the count in which Hansen's was named, the plaintiffs seek total damages in excess of $50,000. The case is captioned 7-Eleven Owners For Fair Franchising et al. v. The Southland Corporation, et al., is venued in the Superior Court of the State of California for the County of Alameda and bears case no. 722272-6. The case was filed in September, 1993. Hansen's and the plaintiffs in this action have executed a settlement agreement pursuant to which plaintiffs have agreed to dismiss their action against Hansen's with prejudice, and Hansen's has agreed to bear its own costs incurred in the litigation. The settlement is awaiting court approval. As a result of the settlement and the impending final dismissal of the proceedings, management of the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's results of operations, liquidity or financial condition.

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

(4) As of February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the net income for the relevant period, divided by the weighted average number of common shares, outstanding during the period. Common share equivalents, such as outstanding stock options and warrants, are not included in the computation since the effect would be antidilutive. Earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the presentation now required.

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

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FEBRUARY 28, 1998 AND NOVEMBER 30, 1997

                                   (UNAUDITED)




(5) The Company's provision for income taxes for the three months ended February 28, 1997 reflects a $ - 0 - provision for federal income taxes as the result of the utilization of net operating losses in effect as of November 30, 1996. The Company's remaining net operating losses of $66,598 were utilized in the fiscal quarter ended February 28, 1998.

(6) The Company announced on March 31, 1998 that it had entered into a letter agreement with Saratoga Beverage Group, Inc. ("Saratoga") regarding a possible acquisition of the Company by Saratoga at a cash purchase price of not less than $3.75 per share (the "Letter Agreement"). The proposed transaction is subject to, among other things, due diligence, financial contingencies and the negotiation and execution of a definitive agreement.

     In the Letter Agreement the Company has agreed to certain "No-shop" provisions, subject to the fiduciary duties of the Company's board of directors, through not later than April 25, 1998. The Letter Agreement further provides for the payment to Saratoga by the Company of $750,000 in the event the Company (i) enters into a definitive agreement and the transaction is not consummated for reasons other than as a result of Saratoga failing to obtain financing or complying with its obligations or
     (ii) accepts a superior offer on or before a date not later than July 24, 1998. The Letter Agreement also provides for a payment, in lieu of the $750,000 described above, of not more than $250,000 based upon documented, out-of-pocket expenses of Saratoga, if the Company is unable to obtain a fairness opinion from its investment banker with respect to the acquisition by Saratoga at $3.75 per share and a superior offer is not accepted on or before a date not later than July 24, 1998.

     Simultaneously with the execution of the Letter Agreement, the Company and Saratoga entered into a confidentiality agreement governing the confidentiality of information exchanged by the Company and Saratoga in pursuing the possible acquisition.

     The Company has also been advised that Saratoga and Steven Smith, a director, President and shareholder of the Company, have entered into an Option Agreement dated March 16, 1998 and executed by Mr. Smith on March 18, 1998 (the "Option Agreement") whereby Mr. Smith has granted to Saratoga the option to purchase 825,000 shares of his common stock in the Company at $3.00 per share. The Option Agreement provides for the consideration to be paid to Mr. Smith to be increased under certain circumstances involving an acquisition of the Company at a price in excess of $3.00 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

     The Company's net sales have increased to $9,404,044 for the quarter ended February 28, 1998, as compared to $9,377,593 for the quarter ended February 28, 1997, representing a 0.2% increase over the corresponding quarter of the preceding year. Gross profit has increased to $3,017,306 for the quarter ended February 28, 1998, as compared to $2,681,657 for the quarter ended February 28, 1997, representing an 11% increase over the corresponding quarter of the preceding year. The increase in gross profit was more significant than the increase in net sales, since gross margins have increased to 32.1% for the quarter ended February 28, 1998, as compared to 28.6% for the quarter ended February 28, 1997.

     Selling, general and administrative expenses, have increased to $2,069,061 for the quarter ended February 28, 1998, as compared to $2,043,130 for the quarter ended February 28, 1997, representing a 1.3% increase in selling, general and administrative expenses over the corresponding quarter of the preceding year. The interest expense relating to financing obtained in connection with equipping the Florida Plant, the assumption of debt from the Hansen's Merger, and the Company's existing $2,500,000 line of credit for working capital, amounted to $117,759 for the quarter ended February 28, 1998, as compared to $138,424 for the quarter ended February 28, 1997. This decrease in interest expense resulted from the Company maintaining a lower outstanding balance on its debt obligations throughout the majority of the fiscal quarter ended February 28, 1998.

     Earnings before provision for income taxes increased to $852,611 for the quarter ended February 28, 1998, as compared to $514,225 for the quarter ended February 28, 1997. This increase primarily resulted from a decrease in cost of goods sold. As a result of the Company fully utilizing its net operating loss carry forwards, net earnings decreased to $482,227 for the quarter ended February 28, 1998, as compared to $512,655 for the quarter ended February 28, 1997.

FINANCIAL CONDITION

     The current and total assets of the Company have increased to $7,076,867 and $22,215,045, respectively, as of February 28, 1998, as compared to $6,734,105 and $22,093,344, respectively, as of November 30, 1997. The Company's trade accounts receivable and inventories have increased to $3,240,586 and $2,740,870, respectively, as of February 28, 1998, as compared as compared to $3,156,893 and $2,638,083, respectively, as of November 30, 1997. Accounts payable and accrued expenses have decreased to $2,700,880 as of February 28, 1998 as compared to $3,149,102 as of November 30, 1997. Current installments of long term debt have decreased to $1,092,408 as of February 28, 1998, as compared to $1,202,074 as of November 30, 1997. Additional draws on the Company's credit line, used to pay the income taxes due for the fiscal year ended November 30, 1997 and for the quarter ended February 28, 1998, have resulted in an increase in note payable to $1,320,000 as of February 28, 1998, as compared to $800,000 as of November 30, 1997.

LIQUIDITY

     The Company has working capital of $1,887,881 at February 28, 1998, as compared to working capital of $1,319,323 at November 30, 1997. The change in the Company's working capital results primarily from earnings from operations. The Company requires capital to support its capital improvements and the level of inventory required to meet current demand as well as expected future increases in demand for its products. To provide additional liquidity, in August 1996, the Company obtained a $2,500,000 line of credit with Fleet Bank, N.A. At February 28, 1998, the amount drawn on the Company's line of credit was $1,320,000 leaving $1,164,433 available as of such date. As of April 14, 1998, approximately $1,180,000 of the line of credit it still available, depending upon qualified levels of accounts receivable and inventories as defined in the Loan Agreement. The Company typically invests approximately $2.5 million from January through June to replenish its yearly fresh-frozen juice inventory. The Company believes that it has sufficient liquidity to conduct its business and to build its fresh-frozen inventory during the remainder of the Florida harvest season to meet the Company's current customers' demands for fresh-frozen products. A lack of availability of quality fruit and higher cost of citrus would hamper the Company's ability to maintain its rate of growth and its current gross profit level. In connection with the Hansen's Merger, the Company assumed the debt obligations of Hansen's. The Company believes that the result of its operations (inclusive of Hansen's) will be sufficient to meet these additional debt obligations.

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

EVENT SUBSEQUENT TO END OF FISCAL QUARTER

         The Company announced on March 31, 1998 that it had entered into a letter agreement with Saratoga Beverage Group, Inc. ("Saratoga") regarding a possible acquisition of the Company by Saratoga at a cash purchase price of not less than $3.75 per share (the "Letter Agreement"). The proposed transaction is subject to, among other things, due diligence, financial contingencies and the negotiation and execution of a definitive agreement.

         In the Letter Agreement the Company has agreed to certain "No-shop" provisions, subject to the fiduciary duties of the Company's board of directors, through not later than April 25, 1998. The Letter Agreement further provides for the payment to Saratoga by the Company of $750,000 in the event the Company (i) enters into a definitive agreement and the transaction is not consummated for reasons other than as a result of Saratoga failing to obtain financing or complying with its obligations or (ii) accepts a superior offer on or before a date not later than July 24, 1998. The Letter Agreement also provides for a payment, in lieu of the $750,000 described above, of not more than $250,000 based upon documented, out-of-pocket expenses of Saratoga, if the Company is unable to obtain a fairness opinion from its investment banker with respect to the acquisition by Saratoga at $3.75 per share and a superior offer is not accepted on or before a date not later than July 24, 1998.

         Simultaneously with the execution of the Letter Agreement, the Company and Saratoga entered into a confidentiality agreement governing the confidentiality of information exchanged by the Company and Saratoga in pursuing the possible acquisition.

         The Company has also been advised that Saratoga and Steven Smith, a director, President and shareholder of the Company, have entered into an Option Agreement dated March 16, 1998 and executed by Mr. Smith on March 18, 1998 (the "Option Agreement") whereby Mr. Smith has granted to Saratoga the option to purchase 825,000 shares of his common stock in the Company at $3.00 per share. The Option Agreement provides for the consideration to be paid to Mr. Smith to be increased under certain circumstances involving an acquisition of the Company at a price in excess of $3.00 per share.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  As previously disclosed in the Company's Annual Report on Form 10-KSB, the Company's subsidiary, The Fresh Juice Company of California, Inc. (formerly Hansen's), has been named as one of many defendants in a lawsuit filed by the Franchise Holders of Southland Corporation ("Southland") against Southland and a large number of the purveyors to the Franchisees of Southland, i.e., 7-Eleven stores. Hansen's was one of the purveyors that has been named as a defendant. However, there is only one cause of action which pertains to Hansen's, and Hansen's is joined in that count with Southland, The Coca-Cola Company and Pepsi-Cola Company. The basis of that cause of action is that each of the named purveyors conspired to fix prices on soft drinks by trying to set the Franchisees' retail price of their respective products in order for the Franchisee(s) to obtain a discount off the wholesale price. In the count in which Hansen's was named, the plaintiffs seek total damages in excess of $50,000. The case is captioned 7-Eleven Owners For Fair Franchising et al. v. The Southland Corporation, et al., is venued in the Superior Court of the State of California for the County of Alameda and bears case no. 722272-6. The case was filed in September, 1993. Hansen's and the plaintiffs in this action have executed a settlement agreement pursuant to which plaintiffs have agreed to dismiss their action against Hansen's with prejudice, and Hansen's has agreed to bear its own costs incurred in the litigation. The settlement is awaiting court approval. As a result of the settlement and impending final dismissal of the proceedings, management of the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's results of operations, liquidity or financial condition.

Item 6.  Exhibits and Reports on Form 8-K

                                    (a)     Exhibits

                                    27      Financial Data Schedule

                                    (b)     Reports on Form 8-K

                                            On January 6, 1998, the Company
filed an Amendment to Current Report on Form 8-K/A (the "Amendment") to amend a Current Report on Form 8-K previously filed by the Company on April 11, 1996, which reported on, among other items, the merger of the Company and The Ultimate Juice Company, Inc. on March 31, 1996 (the "April 1996 Form 8-K). The Amendment was filed for the sole purpose of correcting an exhibit filed with the April 1996 Form 8-K. Through inadvertence, the April 1996 Form 8-K filed by the Company included as Exhibit 10(d) a draft of the Company's employment agreement with Steven Smith. The final version of that employment agreement was not filed as an exhibit to the April 1996 Form 8-K. The Amendment corrected the error and filed the final employment agreement between the Company and Steven Smith, as executed, as Exhibit 10(d) thereto. No financial statements were filed in connection with the Amendment to Current Report on Form 8-K/A described above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE FRESH JUICE COMPANY, INC.



Dated:  April 14, 1998     By: /s/ Steven M. Bogen
                              --------------------
                                        Steven M. Bogen
                                        Co-Chairman of the Board and
                                        Chief Executive Officer
                                        (principal executive officer)


Dated:  April 14, 1998     By: /s/ Mark Feldman
                              -----------------
                                        Mark Feldman, Chief Financial
                                        Officer (principal financial officer and
                                        principal accounting officer)

                                  EXHIBIT INDEX


Exhibit

27       Financial Data Schedule