Form 10QSB/A
period 1998-02-28
FRESH JUICE CO INC
filed 1998-04-15
CIK 802354

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A

                                  AMENDMENT TO
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
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

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997
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

(4) As of February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the net income for the relevant period, divided by the weighted average number of common shares and common share equivalents, outstanding during the period. Common share equivalents, such as outstanding stock options and warrants, are not included in the computation since the effect would be antidilutive. Earnings per share amounts for all periods have been presented and where appropriate, restated to conform to the presentation now required.

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