Form 10KSB/A
period 1996-11-30
FRESH JUICE CO INC
filed 1998-04-16
CIK 802354

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                            ------------------------
[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE.
================================================================================

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  ITEM 1.    Description of Business.....................................     1
  ITEM 2.    Description of Property.....................................     7
  ITEM 3.    Legal Proceedings...........................................     9
  ITEM 4.    Submission of Matters to a Vote of Security-Holders.........     9
PART II
  ITEM 5.    Market for Common Equity and Related Stockholder Matters....    10
  ITEM 6.    Management's Discussion and Analysis or Plan of
             Operations..................................................    10
  ITEM 7.    Financial Statements........................................    14
  ITEM 8.    Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure....................................    14
PART III
  ITEM 9.    Directors, Executive Officers, Promoters and Control
             Persons.....................................................    15
  ITEM 10.   Executive Compensation......................................    18
  ITEM 11.   Security Ownership of Certain Beneficial Owners and
             Management..................................................    21
  ITEM 12.   Certain Relationships and Related Transactions..............    21
PART IV
  ITEM 13.   Exhibits and Reports on Form 8-K............................    23
INDEX TO FINANCIAL STATEMENTS............................................    24
SIGNATURES...............................................................    25
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

     The Company subsequently acquired Clear Springs Citrus, Inc. ("Clear Springs"), a privately held fresh citrus juice production facility, affiliated with Ultimate, that produced the majority of the fresh citrus juice distributed by Ultimate. The acquisition was accomplished by a merger effective September 1, 1996 (the "Clear Springs Merger") in which Clear Springs was merged into the Company's wholly-owned subsidiary, The Fresh Juice Company of Florida, Inc. ("Fresh Juice of Florida"). In connection with the Clear Springs Merger, all of the issued and outstanding capital stock of Clear Springs was exchanged for 1,160,000 shares of the Company's Common Stock. The assets of Clear Springs were subsequently incorporated into Fresh Juice of Florida's operations at the Company's production facility located at 1000 American Superior Boulevard, Winter Haven, Florida (the "Florida Plant"). The Clear Springs Merger was also accounted for as a purchase.

     On December 2, 1996, the Company acquired by merger (the "Hansen's Merger") all of the outstanding capital stock of Hansen's Juices, Inc. ("Hansen's") in exchange for $90,000 in cash, 597,443 shares of the Company's Common Stock, warrants to purchase 300,000 shares of the Company's Common Stock for $3.00 per share and the assumption of Hansen's debt. The cash portion of the purchase price paid by the Company was funded from cash flow from the Company's operations. Hansen's was merged with and into The Fresh Juice Company of California, Inc. ("Fresh Juice of California"), a newly formed Delaware corporation and a wholly-owned subsidiary of the Company. Fresh Juice of California operates its business from the offices and plant leased by Hansen's in Azusa, California. The Hansen's Merger was also accounted for as a purchase. As part of the Hansen's Merger, Hansen's also restructured its existing debt obligations to two of its former stockholders arising from Hansen's redemption of the Hansen's stock previously owned by such stockholders. In order to reduce future aggregate monthly debt service and to comply with financial covenants relating to the Company's credit facility, the maturity dates of the restructured obligations owed to the former Hansen's stockholders were extended and the monthly amortization payments were deferred. In exchange for these concessions, Hansen's increased the interest rate on its obligations to these former stockholders by one percent (1%) per annum, and, in the case of one restructuring, the Company delivered $60,000 in cash and 20,226 shares of the Company's Common Stock to the debt holder and forgave a debt of approximately $80,000.00 owed to Hansen's by the son of such debt holder.

     As a result of these recent acquisitions, the Company has established a national presence and now produces, markets and sells fresh squeezed and frozen "fresh squeezed" orange juice, grapefruit juice, fresh fruit smoothies and other non-carbonated beverages under the brand names "Just Pik't(R)", "Fresh Pik't(R)", "Florida Pik't(R)", "Ultimate(R)" and "Hansen's(R)". The majority of the juice produced by the Company is fresh squeezed orange juice.

  Business Development of Newly Acquired Subsidiaries

     Ultimate

     Ultimate (now known as The Fresh Juice Company of New York, Inc.) is a New Jersey corporation which was incorporated in 1987. Prior to the Ultimate Merger, Ultimate was primarily focused on the sale and distribution of non-frozen fresh squeezed orange and grapefruit juices to the food service industry. From its incorporation in 1987, through its merger with the Company in 1996, Ultimate steadily increased its sales and expanded its presence from a small distribution company primarily doing business only in the New York Metropolitan area to a larger distribution company with a regional presence and doing business throughout the east coast of the United States. While its product line included pasteurized citrus juices, fresh grapefruit juice, lemonade, apple juice and water, the majority of Ultimate's sales was always fresh squeezed orange juice. By 1994 and 1995, Ultimate's annual sales had reached $11,114,608 and $11,286,669, respectively, and in 1995 it began marketing its products to supermarkets to increase its name recognition and retail presence and to further increase its sales revenues.

     Clear Springs

     Beginning in 1988, the shareholders of Ultimate began purchasing an interest in Clear Springs (now known as The Fresh Juice Company of Florida, Inc.), a fresh juice processing facility located in Winter Garden, Florida, which was also the primary supplier of Ultimate's fresh squeezed juices. By 1994, Clear Springs was owned entirely by the shareholders of Ultimate and Brian Duffy, a resident of Illinois, who served as the president of Clear Springs. Mr. Duffy is also the owner of the Natural Juice Company, a fresh squeezed juice distribution company doing business in the greater Chicago area. In addition to being the primary supplier of fresh squeezed juices to Ultimate, Clear Springs was also the principal supplier of the fresh squeezed citrus juices purchased by the Natural Juice Company and several other juice distributors throughout the country. Through its affiliation with Ultimate and the Natural Juice Company, Clear Springs also steadily increased its sales and by 1994 and 1995 its annual sales revenues were $10,148,356 and $12,775,884, respectively.

     Hansen's

     Hansen's (now known as The Fresh Juice Company of of California, Inc.) was established under the name Hansen's Fresh Juice Co. in 1935. It was a family owned and operated business and was subsequently incorporated in the State of California, under the name of Hansen's Juices, Inc., in 1971. From 1971 to the Hansen's Merger in 1996, Hansen's remained a family owned and operated juice producer and distributor, marketing citrus juices, vegetable juices and smoothies under the brand name of "Hansen's(R)". From its inception in 1935, when it was a small start up company doing business primarily in Southern California, to the date of the Hansen's Merger, Hansen's expanded its market presence and name recognition. By 1994 Hansen's had grown to a much larger producer and distributor of juices and smoothies, and expanded its California sales base into the states of Arizona, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah and Washington. In fiscal 1994, 1995 and 1996, its sales revenues reached $9,629,231, $10,652,532 and $11,554,829, respectively.

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

     The Company's major product lines, which feature orange, grapefruit, cranberry, lemonade, lemon, lime and other fresh juices and smoothies, are as follows:

          Fresh squeezed non-pasteurized juices. Sales of fresh squeezed non-frozen juice account for the majority of the Company's revenues. Due to the limited shelf life of fresh juice products, the Company distributed fresh juice primarily on the East Coast prior to the Hansen's Merger. The acquisition of Hansen's has provided the Company with a presence on the West Coast and the ability to distribute fresh juice products from a western distribution point. The majority of the Company's fresh squeezed juice is sold to food service customers including hotel chains and numerous restaurant chains and independent restaurants. The balance of the Company's fresh juice sales are through retail outlets including supermarkets and numerous convenience stores, delicatessens and corporate cafeterias. In the aggregate, fresh squeezed non-pasteurized juices account for approximately seventy four percent (74%) of the Company's fiscal 1996 revenues. The Company's fresh squeezed juices are distributed under the "Fresh Pik't(R)", "Ultimate(R)", "Clear Springs(R)" and "Hansen's(R)" labels.

          Frozen fresh squeezed non-pasteurized juices. To produce frozen fresh squeezed juices, extracted fresh juice is packaged and flash frozen for distribution. The retail outlet or consumer defrosts the juice for retail sale or consumption. The freezing process eliminates the need for expedient distribution. The Company has a patent with respect to its process of preparing frozen juice products and the container used in such a process. The Company distributes the majority of its frozen fresh squeezed juice to retail outlets including supermarkets, natural food stores, warehouse clubs and convenience stores with the balance of sales to food service customers. In the aggregate, frozen fresh squeezed non-pasteurized juices account for approximately fifteen percent (15%) of the Company's fiscal 1996 revenues. The Company's frozen fresh squeezed juices are distributed under the "Just Pik't(R)" label.

     Other Products.

          In order to satisfy all of the juice needs of its fresh juice customers, the Company distributes pasteurized juices under the "Ultimate(R)" name. In the aggregate, pasteurized juices account for approximately eight percent (8%) of the Company's fiscal 1996 revenues. Additionally, the Company produces and ships full tankers of fresh squeezed juices for use by other juice producers outside of the Company's market areas. The Company also distributes certain related products such as waters and other noncompeting juices in limited market areas through its direct store delivery network. These products account for less than one percent (1%) of the Company's fiscal 1996 revenues.

     New Products.

          Smoothies and Nutritionally Fortified Juices. The Company has introduced its own line of smoothies and nutritionally fortified juices, which are blends of various fresh juices and purees. The Company believes that smoothies are a fast growing product segment. Originally introduced on the West Coast, the Company believes that smoothies are becoming increasingly popular due to their unique flavors and healthful qualities. This line includes a variety of blended fresh juices, including citrus based juices, antioxidants, vitamin enriched juices and banana based juice products. The smoothies are marketed under the "Just Pik't(R)" label. In the aggregate, frozen fresh squeezed smoothies and nutritionally fortified juices account for approximately two percent (2%) of the Company's fiscal 1996 revenues. In addition, as a result of the Hansen's Merger, the Company now markets and distributes smoothies, nutritionally fortified and carrot based juices on the West Coast under the "Hansen's(R)" label through its wholly owned subsidiary, Fresh Juice of California.

          Organic Juices. In December 1995, to leverage its sales, marketing and distribution capability, the Company introduced a new line of non-pasteurized frozen fresh squeezed organic juices. The Company is marketing organic juices under the "Florida Pik't(R)" brand name. Organic juices are extracted from organically grown fruit, and the Company believes that this is a growing market niche. Organic juices provide the Company with an entree into a number of health food and other retail outlets augmenting the Company's existing line of fresh frozen juices. The Company currently offers both organic orange and grapefruit juice in one liter containers for both retail and institutional accounts. In the aggregate, frozen fresh squeezed organic juices account for less than one percent (1%) of the Company's fiscal 1996 revenues.

          Fresh Juice Pre-made Cocktail Mixers. The Company has developed and begun marketing non-alcoholic natural juice cocktail mixers, including daiquiri and margarita mixers. In the aggregate, frozen fresh squeezed pre-made cocktail mixers account for less than one percent (1%) of the Company's fiscal 1996 revenues.

          Lemonade and Other Signature Beverages. The Company is developing specialty lemonades and other signature drinks for national food service accounts. Management is currently working with national restaurant chains to develop custom fruit beverages for their restaurants. In the aggregate, frozen fresh squeezed lemonade and other signature beverages account for less than one percent (1%) of the Company's fiscal 1996 revenues.

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

  Raw Materials

     The only ingredient used to produce "Just Pik't(R)", "Fresh Pik't(R)", "Florida Pik't(R)", "Ultimate(R) and "Hansen's(R)" orange and grapefruit juice is fresh citrus fruit. Similarly, "Hansen's(R) and "Just Pik't(R)" Smoothie's are made with a blend of orange juice, apple juice (pasteurized or from concentrate), bananas, berries and other fruit purees. On a year to year basis, the Company generally chooses the supplier(s) of its fresh fruit, and any fruit juices not produced by the Company, on the basis of quality and price. The Company purchases its fruit requirements directly from growers or through brokers or other management companies which handle sales for growers, independent fruit handlers (who handle the picking and transportation of fruit to the Company's plant i.e., "pick and haulers") and fruit cooperatives, each of which have long standing relationships with many independent groves. Each year, the Company generally spreads its purchases among several of these entities. The Company has done business with many of its current suppliers for 5-10 years. Although the Company attempts to purchase fruit at market value, the Company is a premium juice supplier and therefore has special needs and requirements which sometimes require the Company to pay a premium to assure higher quality fruit. The Company also purchases the fruit juices it does not produce itself based on price and quality, on a year to year basis, from one or more independent sources. Since there are several available independent suppliers of fresh fruit and any fruit juices not produced by the Company itself, the Company does not believe that it is dependent upon any one supplier for its fresh fruit and fruit juice requirements. However, a lack of availability of quality fruit and/or higher cost of citrus and other fruits would hamper the Company's ability to maintain its rate of growth and its gross margin. Mindful of this risk, the

Company has expanded its product line from only citrus juices to other non-carbonated beverages, which to some extent will provide the Company with flexibility in the event that the price of a certain fruit is dramatically increased. Although it can give no assurances, the Company expects the 1997 orange crop to be of exceptional flavor and in sufficient supply to meet its orders.

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

  Employees and Consultants

     The Company currently employs approximately two hundred and seventy-one
(271) individuals. There are forty-one (41) employees working out of the Company's Northeast operations, including twenty-nine (29) full-time employees and one (1) part-time employee in New Jersey and ten (10) full-time employees and one (1) part-time employee in New York. Additionally, the Company employs approximately one hundred and forty (140) full-time and ten (10) part-time and seasonal workers at its Florida Plant and seventy eight (78) full-time and two
(2) part-time employees at Fresh Juice of California's (Hansen's) production facility and offices in Azusa, California. The Company believes that this number of employees is sufficient to operate its business. The Company's employees are not represented by a labor union, none of the Company's employees are subject to collective bargaining agreements and management believes employee relations to be good.

  Research and Development

     While the Company maintains a continuous quality assurance program, including continuous United States Department of Agriculture ("USDA") inspection, the Company is just beginning to pursue research and development of new products. In each of the last two fiscal years, the Company has spent less than $20,000.00 per year on research and development. The research and development costs have not been directly passed on to the Company's customers.

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

     The State of Florida and the USDA undertake an extensive inspection and sampling program of Florida citrus fruit before and during processing in an effort to maintain the quality and good name of Florida citrus products. The Company believes that this program provides it with an excellent means of quality control for its products.

     On December 16-17, 1996, the United States Food and Drug Administration ("FDA") held a public hearing to address issues related to foodborne disease from fresh juices after an isolated outbreak of foodborne disease associated with a single manufacturer of fresh apple juice. The hearing focused largely on mechanisms to either ensure the safety of fresh juices or to provide adequate warning to those consumers who might be at risk from exposure to the pathogens that might be contained in fresh juice. The FDA received over 180 comments, most of which concerned apple juice. Subsequently, the National Advisory Committee on Microbiological Criteria for Foods recommended that a Hazard Analysis and Critical Control Point ("HACCP") program and safety performance criteria should form the general conceptual framework for assuring the safety of juices.

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

ITEM 2.  DESCRIPTION OF PROPERTY

  Property Leased

     Northeast Offices and Warehouse

     The Company leases approximately 2,000 square feet of office space for its headquarters in Clark, New Jersey on a month to month basis. The Company also leases approximately 1,000 square feet of office space located at 350 Northern Boulevard, Great Neck, New York. The Great Neck lease terminates in November, 1997, and the Company plans to consolidate its Northeast Offices prior to such date. In addition, the Company leases a 10,000 square feet (6,000 square foot refrigerated warehouse) in Linden, New Jersey on a month-to-month basis.

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

     The initial budgeted cost of renovating and equipping the Florida Plant was approximately $2,300,000. Near completion of the initial phase of renovations, the Company acquired Clear Springs, and the Florida Plant was further renovated and improved to incorporate the assets from Clear Springs and to prepare for increased production levels. These additional renovations and improvements (phase two) were budgeted at approximately $800,000. As of the date hereof, the Florida Plant is fully operational and phase one and phase two of the renovation plan are substantially completed. However, repairs and regular maintenance are expected during fiscal year 1997 and some additional modifications may be required as production volume increases. As of November 30, 1996, approximately $3,550,000 has been expended on the Florida Plant for renovations and equipment. Upon completion, the Company will have funded approximately $2,450,000 of such cost from the Company's working capital, line of credit and common stock delivered in connection with the Clear Springs Merger, with the balance financed through the bank loans described below. In September, 1995, Fresh Juice of Florida, the wholly-owned subsidiary of the Company which operates and maintains the Florida Plant, entered into a loan agreement with Chemical Bank in the aggregate principal amount of $1,100,000 (the "Chemical Loan") to finance the remaining costs of renovating and equipping the Florida Plant. Of the aggregate $1,100,000 borrowed under the Chemical Loan, approximately $250,000 was used to finance certain leasehold improvements to the Florida Plant and approximately $850,000 was used to finance the purchase of machinery and equipment. The loan from Chemical Bank was refinanced in August 1996 with a $1,100,000 loan from Fleet Bank, N.A. bearing interest at a floating rate equal to Fleet Bank's Prime Rate (8.25% at November 30, 1996), which floating rate, at the Company's election, may be fixed, for one to three month periods throughout the term, based on current Libor contracts plus 175 basis points. The Fleet Bank loan is a sixty eight month loan maturing on March 1, 2002 and is scheduled to fully amortize by the maturity date.

     The Company believes that the properties it owns or leases are suitable and adequate to support the Company's present business level and that each of its properties is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to routine claims and lawsuits which arise in the ordinary course of business and are incidental to the Company's business. In addition, the Company has resolved one legal proceeding previously disclosed in an annual report on Form 10-KSB and has become involved in another legal proceeding. Both of such legal proceedings are described below:

     Fresh Pik't Natural Foods, Inc. ("Fresh Pik't") is a wholly-owned subsidiary of the Company. On October 31, 1994, Fresh Pik't began operations as a wholesale food distributor, distributing items such as organic produce in the Washington, D.C. and New York Metropolitan areas. In August 1995, Fresh Pik't sold its assets to Corganics, Inc. for approximately $76,850.00. Fresh Pik't has not operated since the asset sale in August, 1995. In January 1996, Fresh Pik't was named as a defendant in a legal action encaptioned The Washington Natural Foods & Co. v. Fresh Pik't Natural Foods, Inc., et al. The action is venued in the United States Bankruptcy Court for the District of Maryland (Greenbelt Division). It is an adversary proceeding, bearing Adversary Proceeding No. 96-1001-PM, within the main Chapter 11 bankruptcy case of Washington Natural Foods & Co., bearing Case No. 94-1-6077-PM. The principal parties in the litigation are Washington Natural Foods & Co., Fresh Pik't and Corganics, Inc. The action is based on allegations by Washington Natural that Fresh Pik't:

          (a) purchased the inventory of Washington Natural Foods & Co. for $34,068.46, but failed to pay the full amount, leaving a balance due of $4,048.36; and

          (b) took over the business, assets and assumed a favorable lease of Washington Natural Foods & Co. and, despite representations by Fresh Pik't to the contrary, Fresh Pik't paid no consideration to Washington Natural Foods & Co. In connection with these claims, Washington Natural Foods & Co. asserted damages of approximately $300,000.00.

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

                                                                HIGH BID      LOW BID
                                                                --------      -------
     1996
     Fourth fiscal quarter..................................    $ 2.875       $ 1.50
     Third fiscal quarter...................................    $  3.75       $2.125
     Second fiscal quarter..................................    $4.6875       $ 2.25
     First fiscal quarter...................................    $  3.25       $1.375

                                                                HIGH BID      LOW BID
                                                                --------      -------
     1995
     Fourth fiscal quarter..................................    $  3.00       $  1.50
     Third fiscal quarter...................................    $  3.50       $  2.00
     Second fiscal quarter..................................    $2.0625       $1.8125
     First fiscal quarter...................................    $  2.00       $ 1.625

     There are no restrictions limiting the Company's ability to pay dividends on the Company's Common Stock; however, the Company has not paid any dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company plans to retain its future earnings, if any, to finance the growth and development of its operations.

     As of February 24, 1997, there were approximately 165 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

     As more fully discussed in Item 1 of this Annual Report on Form 10-KSB, the Company acquired both Ultimate and Clear Springs during the year ended November 30, 1996. The Ultimate Merger became effective on April 1, 1996 and as such, Ultimate closed its previous fiscal year on March 31, 1996 and began its new fiscal year on April 1, 1996. The Clear Springs Merger became effective on September 1, 1996, and Clear Springs closed its previous fiscal year on August 31, 1996 and began its new fiscal year on September 1, 1996. Accordingly, the consolidated statements of operations for the year ended November 30, 1996 consist of a consolidation of eight months of operations (April 1, 1996-November 30, 1996) for Ultimate, three months of operations (September 1, 1996-November 30, 1996) for Clear Springs and twelve months (December 1, 1995-November 30,
1996) for the Company.

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

FINANCIAL CONDITION

     On August 3, 1995, the Company acquired the Florida Plant. In connection therewith, during the latter part of fiscal year 1995 and fiscal year 1996, the Company, through its wholly-owned subsidiary, The Fresh Juice Company of Florida, Inc., installed in the Florida Plant approximately $3,550,000 of building improvements, fixtures and equipment. Approximately $2,450,000 of such costs were funded from the Company's working capital, line of credit and common stock delivered in connection with the Clear Springs Merger. The balance of the cost of the building improvements, fixtures and equipment was financed through a bank loan. Primarily as a result of these construction and equipment costs, the Company's cash balance as of November 30, 1996 has decreased to $133,768 as compared to $1,998,063 as of November 30, 1995. The Company also incurred one time costs related to the Acquisitions in the amount of approximately $350,000, of which $293,000 have been capitalized. These additional expenses have also contributed to the reduction in the Company's cash balance as of November 30, 1996.

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

     As a result of the Acquisitions and the completion of the Florida Plant, the Company's balances for equipment, building and improvements have increased to $4,877,640 as of November 30, 1996 as compared to $950,949 as of November 30, 1995, while reducing construction in progress from $1,437,887 as of November 30, 1995 to $0 as of November 30, 1996.

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

                           YEAR FIRST
                            ELECTED          PRINCIPAL OCCUPATION
        NAME          AGE   TO BOARD      DURING THE PAST FIVE YEARS               POSITION
        ----          ---  ----------     --------------------------               --------
Brian Duffy            51     1996     President and Director of         Director, Vice President --
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

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act of 1934 requires the Company's directors, executive officers, and persons who own more than 10% of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of such securities. To the Company's knowledge, based solely on a review of the copies of such reports furnished to it during or with respect to the fiscal year ending November 30, 1996, Section 16(a) filing requirements with respect to the Company's equity securities were met during the most recent fiscal year or prior fiscal years, except that, through inadvertence, (a) a Form 3 Initial Statement of Beneficial Ownership for Carol Smith, a former director of the Company, was never filed, which omission has been corrected and was previously reported in the Company's Proxy Statement relating to its annual meeting of stockholders held on August 29, 1996, and (b) a Form 4 Statement of Changes in Beneficial Ownership was not filed in connection with the purchase by Jeffrey Smith, a director of the Company, of 2000 shares of the Company's Common Stock in June 1996. This omission will be corrected.

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

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                     ANNUAL COMPENSATION                    COMPENSATION
                       -----------------------------------------------      ------------
                                                                               AWARDS
                                                                               ------
                                                                             SECURITIES
      NAME AND                                          OTHER ANNUAL         UNDERLYING           ALL OTHER
 PRINCIPAL POSITION    YEAR  SALARY($)(1)   BONUS($)   COMPENSATION($)   OPTIONS/SARS(#)(2)   COMPENSATION($)(3)
 ------------------    ----  ------------   --------   ---------------   ------------------   ------------------
Steven M. Bogen......  1996    241,385(4)     --               --                  --                   --
  Co-Chairman and      1995         --        --               --                  --                   --
  Chief Executive      1994         --        --               --                  --                   --
  Officer
Steven Smith.........  1996    348,750        --               --                  --               22,500
  Co-Chairman and      1995    369,500        --               --                  --               22,500
  President            1994    348,700        --               --              60,000(5)            22,500

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

                          1996 FISCAL YEAR END OPTIONS

                                                                                            VALUE OF IN-THE-MONEY
                                                    NUMBER OF SECURITIES UNDERLYING              UNEXERCISED
                                                    UNEXERCISED OPTIONS AT 11/30/96      STOCK OPTIONS AT 12/31/96($)
                       SHARES ACQUIRED    VALUE     --------------------------------   --------------------------------
        NAME             ON EXERCISE     REALIZED   EXERCISABLE(1)   NOT EXERCISABLE   EXERCISABLE(2)   NOT EXERCISABLE
        ----           ---------------   --------   --------------   ---------------   --------------   ---------------
Steven Smith.........         0             $0         160,000                --          $125,000               --

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

                                                                                     SECURITY GRANTS
                                          CASH COMPENSATION               --------------------------------------
                              -----------------------------------------    NUMBER        NUMBER OF SECURITIES
                                 ANNUAL       MEETING     CONSULTING         OF               UNDERLYING
            NAME              RETAINER FEES    FEES     FEES/OTHER FEES   SHARES(#)        OPTIONS/SARS(#)
            ----              -------------   -------   ---------------   ---------   --------------------------
Jeffrey Smith...............      $0.00        $0.00        $68,750(1)        0                 50,000(2)
Brian Duffy.................      $0.00        $0.00        $50,000(1)        0                      0

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

SECURITY OWNERSHIP OF MANAGEMENT.

                                                                          COMMON STOCK         PERCENT OF
                                                                    BENEFICIALLY OWNED AS OF     COMMON
                                                                        DECEMBER 3, 1996       STOCK OWNED
                                                                        --------------------   -----------
Steven Smith...................................................            1,633,362(1)           24.6%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Steven M. Bogen................................................            1,449,408              22.4%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Brian Duffy....................................................              300,000               4.6%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Jeffrey Heavirland.............................................              150,524(2)            2.3%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Jeffrey Smith..................................................               71,919(3)            1.1%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
Mark Feldman...................................................               58,550               0.9%
c/o The Fresh Juice Company, Inc.
35 Walnut Avenue
Clark, New Jersey 07066
All directors and executive officers as a group (6 in number)...           3,663,763(4)           54.3%

---------------
(1) This amount includes Steven Smith's options to purchase (i) 100,000 shares of Common Stock at $1.375 per share, exercisable until 1998 and (ii) 60,000 shares of Common Stock at $3.50 per share, exercisable until 1998.

(2) This amount includes Jeffrey Heavirland's (a) option to purchase 30,000 shares of the Company's Common Stock at $3.00 per share, exercisable until December 1, 2001, and (b) warrant to purchase 42,857 shares of the Company's Common Stock at $3.00 per share, exercisable until November 30, 2001.

(3) This amount includes Jeffrey Smith's options to purchase 50,000 shares of Common Stock at $3.125 per share, exercisable until July 22, 2001.

(4) This amount includes 282,857 shares of Common Stock, which may be acquired within 60 days under stock options or warrants granted to the persons in the group.

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

     (b) Reports on Form 8-K.
        None.
---------------
 * Filed as an Exhibit to the Company's Annual Report on Form 10-KSB filed on March 17, 1997

                         INDEX TO FINANCIAL STATEMENTS

THE FRESH JUICE COMPANY, INC. AND SUBSIDIARIES

     Audited consolidated financial statements and related documents as of November 30, 1996 and 1995 and for the three years ended November 30, 1996 are presented herein on the following pages:

Independent Auditors' Report................................  F-1
Consolidated Balance Sheets as of November 30, 1996 and
  1995......................................................  F-2
Consolidated Statements of Earnings for the years ended
  November 30, 1996, 1995 and 1994..........................  F-3
Consolidated Statements of Shareholders' Equity for the
  years ended November 30, 1996, 1995 and 1994..............  F-4
Consolidated Statements of Cash Flows for the years ended
  November 30, 1996, 1995 and 1994..........................  F-5
Notes to Consolidated Financial Statements..................  F-6

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

Date: April 16, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURES                                      TITLE                       DATE
                    ----------                                      -----                       ----

                /s/ STEVEN M. BOGEN                    Co-Chairman of the Board, Chief    April 16, 1998
---------------------------------------------------    Executive Officer and Secretary
                  Steven M. Bogen                      (principal executive officer)

                  /s/ BRIAN DUFFY                      Director                           April 16, 1998
---------------------------------------------------
                    Brian Duffy

              /s/ JEFFREY HEAVIRLAND                   Director                           April 16, 1998
---------------------------------------------------
                Jeffrey Heavirland

               /s/ MICHAEL D. BROWN                    Director                           April 16, 1998
---------------------------------------------------
                 Michael D. Brown

                 /s/ GILBERT BOWEN                     Director                           April 16, 1998
---------------------------------------------------
                   Gilbert Bowen

                 /s/ MARK FELDMAN                      Chief Financial Officer and        April 16, 1998
---------------------------------------------------    Treasurer (principal financial
                   Mark Feldman                        officer and principal
                                                       accounting officer)

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

                                          KPMG Peat Marwick LLP

February 28, 1997
Short Hills, New Jersey

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 1996 AND 1995

                                                                 1996           1995
                                                              -----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   133,768    $1,998,063
  Trade accounts receivable, net of allowance for doubtful
     accounts of $50,000 in 1996 and $0 in 1995.............    2,236,781       591,727
  Inventories...............................................    1,759,200     1,544,821
  Current portion of notes receivable.......................           --       120,000
  Prepaid and other current assets..........................      296,007         3,747
                                                              -----------    ----------
          Total current assets..............................    4,425,756     4,258,358
                                                              -----------    ----------
Property, plant and equipment, at cost:
  Land......................................................       30,000        30,000
  Building and improvements.................................    1,740,229       597,155
  Equipment.................................................    3,137,411       353,794
  Molds.....................................................      224,333       196,338
  Automobiles...............................................      143,358       103,058
  Construction-in-progress..................................           --     1,437,887
                                                              -----------    ----------
                                                                5,275,331     2,718,232
  Less accumulated depreciation.............................      820,646       499,256
                                                              -----------    ----------
          Net property, plant and equipment.................    4,454,685     2,218,976
Note receivable, net of current portion.....................           --        20,000
Excess cost over estimated fair values of net assets
  acquired, net of accumulated amortization of $126,748 in
  1996......................................................    6,110,947            --
Trademarks, patents, and other intangibles, net of
  accumulated amortization of $23,108 and $11,059 in 1996
  and 1995, respectively....................................      140,084        10,903
Other assets................................................      150,000            --
                                                              -----------    ----------
          Total assets......................................  $15,281,472    $6,508,237
                                                              ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable..............................................      705,000            --
  Current installments of long-term debt....................      260,070        45,832
  Accounts payable and accrued expenses.....................    2,836,582       244,697
  Income taxes payable......................................           --        48,239
                                                              -----------    ----------
          Total current liabilities.........................    3,801,652       338,768
Long-term debt, net of current installments.................    1,524,562     1,529,168
Deferred income taxes.......................................       34,000            --
                                                              -----------    ----------
          Total liabilities.................................    5,360,214     1,867,936
                                                              -----------    ----------
Shareholders' equity:
  Series preferred stock par value $10. Authorized 7,000,000
     shares; none issued....................................           --            --
  Common stock, par value $.01. Authorized 30,000,000
     shares; issued 6,062,000 and 3,762,000 shares; in 1996
     and 1995, respectively.................................       60,620        37,620
  Additional paid-in capital................................    8,583,490     2,396,490
  Retained earnings.........................................    1,560,441     2,489,484
                                                              -----------    ----------
                                                               10,204,551     4,923,594
  Less cost of common shares held in treasury: 211,938
     shares in 1996 and 1995................................      283,293       283,293
                                                              -----------    ----------
          Total shareholders' equity........................    9,921,258     4,640,301
Commitments and contingency (notes 5, 8 and 11)
                                                              -----------    ----------
          Total liabilities and shareholders' equity........  $15,281,472    $6,508,237
                                                              ===========    ==========

          See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                                           1996           1995          1994
                                                        -----------    ----------    ----------
Net sales.............................................  $19,958,022    $9,219,184    $8,171,803
Cost of goods sold....................................   15,886,417     6,035,483     5,163,806
                                                        -----------    ----------    ----------
                                                          4,071,605     3,183,701     3,007,997
Selling, general and administrative expenses..........    4,984,642     2,820,356     2,451,055
                                                        -----------    ----------    ----------
          Earnings (loss) from operations.............     (913,037)      363,345       556,942
Interest and other income, net........................       63,496       104,104        88,292
Interest expense......................................     (139,502)      (24,355)           --
                                                        -----------    ----------    ----------
          Earnings (loss) before provision for income
            taxes.....................................     (989,043)      443,094       645,234
Provision (benefit) for income taxes..................      (60,000)      172,051       256,396
                                                        -----------    ----------    ----------
          Net earnings (loss).........................  $  (929,043)   $  271,043    $  388,838
                                                        ===========    ==========    ==========
Net earnings (loss) per common share..................  $      (.20)   $      .07    $      .11
                                                        ===========    ==========    ==========
Weighted average number of common and common
  equivalent shares outstanding.......................    4,601,349     3,889,740     3,612,679
                                                        ===========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

                                            COMMON STOCK       ADDITIONAL                                 TOTAL
                                         -------------------    PAID-IN      RETAINED     TREASURY    SHAREHOLDERS'
                                          SHARES     AMOUNT     CAPITAL      EARNINGS       STOCK        EQUITY
                                         ---------   -------   ----------   -----------   ---------   -------------
Balance at November 30, 1993...........  3,762,000   $37,620   $2,396,490   $ 1,829,603   $(273,360)   $ 3,990,353
Net earnings for the year end November
  30, 1994.............................         --        --           --       388,838          --        388,838
                                         ---------   -------   ----------   -----------   ---------    -----------
Balance at November 30, 1994...........  3,762,000    37,620    2,396,490     2,218,441    (273,360)     4,379,191
Purchase of 4,800 shares of treasury
  stock................................         --        --           --            --      (9,933)        (9,933)
Net earnings for the year ended
  November 30, 1995....................         --        --           --       271,043          --        271,043
                                         ---------   -------   ----------   -----------   ---------    -----------
Balance at November 30, 1995...........  3,762,000    37,620    2,396,490     2,489,484    (283,293)     4,640,301
Net loss for the year ended November
  30, 1996.............................         --        --           --      (929,043)         --       (929,043)
Shares of common stock issued to
  acquire The Ultimate Juice Company,
  Inc..................................  1,140,000    11,400    3,066,600            --          --      3,078,000
Shares of common stock issued to
  acquire Clear Springs Citrus, Inc....  1,160,000    11,600    3,120,400            --          --      3,132,000
                                         ---------   -------   ----------   -----------   ---------    -----------
Balance at November 30, 1996...........  6,062,000   $60,620   $8,583,490   $ 1,560,441   $(283,293)   $ 9,921,258
                                         =========   =======   ==========   ===========   =========    ===========

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

                                                               1996           1995
                                                            -----------    -----------
Net sales.................................................  $29,724,000    $29,520,000
Net earnings (loss).......................................   (1,333,000)       214,000
Net earnings (loss) per common share......................         (.23)           .03
                                                            ===========    ===========

(3)  INVENTORIES

     Inventories at November 30, 1996 and 1995 consist of the following:

                                                                 1996          1995
                                                              ----------    ----------
Raw materials...............................................  $  375,351    $  138,062
Finished goods..............................................   1,383,849     1,406,759
                                                              ----------    ----------
                                                              $1,759,200    $1,544,821
                                                              ==========    ==========

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at November 30, 1996 and 1995:

                                                                 1996         1995
                                                              ----------    --------
Accounts payable............................................  $2,195,754    $ 82,859
Compensation................................................     101,654      57,560
Sales and marketing.........................................      73,684      65,703
Professional fees...........................................     202,487      25,000
Other.......................................................     263,003      13,575
                                                              ----------    --------
                                                              $2,836,582    $244,697
                                                              ==========    ========

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

     At November 30, 1996 and 1995, long-term debt consists of the following:

$475,000 mortgage note with a third party, due in monthly
  installments of $3,683 representing principal and interest beginning March 1, 1997 with a final balloon payment due
  August 1, 1998, interest at 7%, secured by the Company's
  Florida Plant.............................................  $  475,000    $  475,000
Note payable to a former stockholder of Clear Springs, due
  in annual amounts of approximately of $105,000 through
  August 1998, interest at 7%. .............................     209,632            --
$1,100,000 term loan with a bank, due in monthly principal
  installments of $18,333 commencing April 1, 1997 through
  March 1, 2002 with interest at a floating rate equal to
  the bank's prime rate (8.25% at November 30, 1996), which
  floating rate, at the Company's election, may be fixed,
  for one to three month periods throughout the term, based
  on current Libor plus 175 basis points....................   1,100,000            --
$1,100,000 term loan with a bank, interest at the 8.75%. ...          --     1,100,000
                                                              ----------    ----------
          Total long-term debt..............................   1,784,632     1,575,000
  Less current maturities...................................     260,070        45,832
                                                              ----------    ----------
          Long-term debt, excluding current maturities......  $1,524,562    $1,529,168
                                                              ==========    ==========

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

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6)  INCOME TAXES

     Components of income tax expense (benefit) are as follows:

                                                       1996        1995        1994
                                                     --------    --------    --------
Federal............................................  $(80,000)   $139,266    $184,721
State..............................................    20,000      32,785      71,675
                                                     --------    --------    --------
                                                     $(60,000)   $172,051    $256,396
                                                     ========    ========    ========

     The temporary differences which give rise to deferred tax assets and liabilities as of November 30, 1996 are as follows:

Deferred tax assets:
  Accounts receivable.......................................  $  17,000
  Inventory.................................................     20,000
  Net operating loss carrying forwards......................    328,000
                                                              ---------
          Gross deferred tax assets.........................    365,000
Valuation allowance.........................................   (365,000)
                                                              ---------
          Net deferred tax assets...........................         --
                                                              ---------
Deferred tax liability -- property, plant and equipment.....    (34,000)
                                                              ---------
          Net deferred tax assets income taxes..............  $ (34,000)
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

     The reconciliation of the Company's effective income tax rate and the Federal statutory rate is as follows:

                                                              1996    1995    1994
                                                              ----    ----    ----
Federal statutory rate......................................  (34)%    34%     34%
State taxes, net of Federal benefit.........................    1       5       7
Amortization of goodwill....................................    4      --      --
Increase in valuation allowance.............................   29      --      --
Other, net..................................................   (6)     --     (1)
                                                              ---      --      --
                                                               (6)%    39%     40%
                                                              ===      ==      ==

(7)  INCENTIVE STOCK OPTIONS

     At November 30, 1995, there were stock options outstanding entitling key employees to purchase 100,000 shares and 15,000 shares of common stock at $1.375 and $1.25, respectively, per share. These options are exercisable until October 15, 1998. Additionally, there were stock options, exercisable until December 1998, to purchase 60,000 shares of common stock at $3.50 per share. This grant of 60,000 options was made during fiscal year 1994 at an option price equal to the fair market value at date of grant. The remaining options were granted prior to fiscal year 1994. In 1996, the Company adopted The Fresh Juice Company, Inc. Incentive Stock Option Plan (the 1996 Stock Plan). The number of shares of common stock with respect to which grants may be made under the 1996 Stock Plan is 500,000. During 1996, the Company granted 110,000 options at $3.125, of which 60,000 options expired in 1996, unexercised. The remaining 50,000 options are exercisable until July 22, 2001. At November 30, 1996, no options have been exercised.

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

                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9)  COMMON STOCK AND SERIES PREFERRED STOCK (CONTINUED)
                               INDEX TO EXHIBITS

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

---------------
 * Filed as an Exhibit to the Company's Annual Report on Form 10-KSB filed on March 17, 1997

                                      Ex-1