Form 10QSB
period 1998-05-31
FRESH JUICE CO INC
filed 1998-07-15
CIK 802354

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 1998
Commission file No. 0-15320

                         The Fresh Juice Company, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  11-2771046
----------------------------------------   ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


           280 Wilson Avenue,
           Newark, New Jersey                              07105
----------------------------------------   ------------------------------------
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


Yes  /x/                                                    No  / /


The number of shares of $.01 par value Common Stock outstanding as of July 15, 1998 was 6,467,731.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS


                         THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       MAY 31, 1998 AND NOVEMBER 30, 1997

                                                                 1998            1997
                                                              -----------     ----------
                                                              (unaudited)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $   570,750        453,344
  Trade accounts receivable.................................    3,739,362      3,156,893
  Inventories...............................................    3,485,446      2,638,083
  Current portion of notes receivable.......................       93,764        131,101
  Prepaid income tax........................................        8,000          8,000
  Deferred income taxes.....................................      147,783        145,615
  Prepaid and other current assets..........................      263,392        201,069
                                                              -----------     ----------
         Total current assets...............................    8,308,497      6,734,105
                                                              -----------     ----------
Property, plant and equipment, at cost:
  Land......................................................       30,000         30,000
  Building and improvements.................................    2,954,403      2,839,823
  Equipment.................................................    5,486,724      5,260,058
  Molds.....................................................      264,333        264,333
  Automobiles...............................................      300,456        266,255
                                                              -----------     ----------
                                                                9,035,916      8,660,469
  Less accumulated depreciation.............................    2,171,573      1,741,718
                                                              -----------     ----------
         Net property, plant and equipment..................    6,864,343      6,918,751
Notes receivable, net of current portion....................      377,972        365,621
Excess of cost over estimated fair values of net assets
  acquired, net of accumulated amortization of $681,179 and
  $496,379 in 1998 and 1997, respectively...................    6,711,151      6,895,951
Trademarks, patents, and other intangibles, net of
  accumulated amortization of $214,738 and $112,156 in 1998
  and 1997, respectively....................................    1,037,202      1,075,820
Other assets................................................      105,732        103,096
                                                              -----------     ----------
         Total assets.......................................   23,404,897     22,093,344
                                                              ===========     ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable..............................................    1,320,000        800,000
  Current installments of long-term debt....................    1,071,661      1,202,074
  Accounts payable and accrued expenses.....................    3,757,284      3,149,102
  Income taxes payable......................................      148,049        263,606
                                                              -----------     ----------
         Total current liabilities..........................    6,296,994      5,414,782
Long-term debt and obligations under capital lease, net of
  current installments......................................    3,330,283      3,597,151
Deferred rent...............................................      137,224        144,254
Deferred income taxes.......................................      802,933        773,900
                                                              -----------     ----------
         Total liabilities..................................   10,567,434      9,930,087
                                                              -----------     ----------
Shareholders' equity:
  Series preferred stock par value $10. Authorized 7,000,000
    shares; none issued.....................................           --             --
  Common stock, par value $.01. Authorized 30,000,000
    shares; issued 6,679,669 in 1998 and 1997,
    respectively............................................       66,797         66,797
  Additional paid-in capital................................    9,453,958      9,453,958
  Retained earnings.........................................    3,601,970      2,927,764
                                                              -----------     ----------
                                                               13,122,725     12,448,519
  Less cost of common shares held in treasury:
    212,938 shares                                                285,262        285,262
                                                              -----------     ----------
         Total shareholders' equity.........................   12,837,463     12,163,257
Commitments and contingencies
                                                              -----------     ----------
         Total liabilities and shareholders' equity.........  $23,404,897     22,093,344
                                                              ===========     ==========

          See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED MAY 31, 1998 AND 1997
                                   (UNAUDITED)

                                                 1998                   1997
                                                 ----                   ----

Net Sales                                     $19,510,716         $20,836,509
Cost of Goods Sold                             13,803,993          14,696,150
                                              -----------         -----------
       Gross Profit                             5,706,723           6,140,359


Selling, General and Administrative Expenses    4,286,988           4,397,520
                                              -----------         -----------

                  Earnings From Operations      1,419,735           1,742,839


Interest Income                                    29,724              14,123
Interest Expense                                 (237,878)           (275,351)
Other Income (Expense)                             25,733              31,679
                                              -----------         -----------

                  Earnings Before Income Taxes  1,237,314           1,513,290


Income Taxes                                      563,108             280,475
                                              -----------         -----------


                  Net Earnings                    674,206           1,232,815


Retained Earnings, Beginning of Period          2,927,764           1,560,441
                                              -----------         -----------


Retained Earnings, End of Period                3,601,970         $ 2,793,256
                                              ===========         ===========


Weighted Average Shares Outstanding             6,467,731           6,467,731


Basic and Diluted Earnings per Share                  .10                 .19
                                              ===========         ===========

See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED MAY 31, 1998 AND 1997
                                   (UNAUDITED)

                                                       1998                  1997
                                                       ----                  ----
Net Sales                                          $10,106,672            $11,458,916
Cost of Goods Sold                                   7,417,255              8,000,214
                                                   -----------            -----------
       Gross Profit                                  2,689,417              3,458,702


Selling, General and Administrative Expenses         2,217,927              2,354,390
                                                   -----------            -----------

                  Earnings From Operations             471,490              1,104,312


Interest Income                                         17,368                  8,952
Interest Expense                                      (120,119)              (136,927)
Other Income (Expense)                                  15,964                 22,698
                                                   -----------            -----------

                  Earnings Before Income Taxes         384,703                999,035


Income Taxes                                           192,724                278,875
                                                   -----------            -----------


                  Net Earnings                         191,979                720,160


Retained Earnings, Beginning of Period               3,409,991              2,073,096
                                                   -----------            -----------


Retained Earnings, End of Period                   $ 3,601,970            $ 2,793,256
                                                   ===========            ===========


Weighted Average Shares Outstanding,                 6,467,731              6,467,731


Basic and Diluted Earnings Per Share                       .03                    .11
                                                   ===========            ===========

See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED MAY 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                          1998          1997
                                                                          ----          ----
Cash Flows From Operating Activities:
    Net earnings                                                     $ 674,206      $ 1,232,815
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                                   679,743          723,951
       Deferred income taxes                                            26,865           51,261
       Deferred building rent                                           (7,030)           2,876
       Changes in assets and liabilities, net of assets acquired
          and liabilities assumed:
          Trade accounts receivable                                   (582,469)        (821,396)
          Inventories                                                 (847,363)      (1,007,799)
          Prepaid and other current assets                             (62,323)         186,968
          Other assets                                                  22,350          126,356
          Accounts payable and accrued expenses                        608,182         (594,501)
          Income taxes payable                                        (115,557)         246,214
                                                                      --------      -----------
            Net Cash Provided By Operating Activities                  396,604          146,745


Cash Flows From Investing Activities:
    Acquisition of distribution route                                   (7,328)           --
    Increase in notes receivable                                                        (7,983)
    Acquisitions of property, plant and equipment                     (394,589)       (170,241)
    Acquisition of Hansen's Juices, Inc., net of cash acquired           --            (37,756)
                                                                      --------     -----------
            Net Cash Used In Investing Activities                     (401,917)       (215,980)


Cash Flows From Financing Activities:
    Proceeds from notes payable to bank                                520,000         586,000
    Repayment of long-term debt                                       (397,281)       (406,707)
                                                                      --------     -----------
            Net Cash Provided By Financing Activities                  122,719         179,293
                                                                      --------     -----------

Net Increase in Cash and Cash Equivalents                              117,406         110,058

Cash and Cash Equivalents at Beginning of Period                       453,344         133,768
                                                                      --------     -----------

Cash and Cash Equivalents at End of Period                            $570,750     $   243,826
                                                                      ========     ===========

SUPPLEMENTAL CASH FLOW AND NONCASH INVESTING AND FINANCING ACTIVITIES
    INFORMATION:
       Income taxes paid                                             $ 651,800    $     3,757
       Interest paid                                                 $ 237,878    $   265,677

       Fair value of assets acquired                                     --       $ 6,139,034
       Debt and liabilities assumed                                      --         5,382,308
                                                                      --------    -----------
       Fair value of common stock issued                                 --       $   756,726
                                                                      ========    ===========

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 1998 AND NOVEMBER 30, 1997

                                   (UNAUDITED)

(1) The consolidated financial information of The Fresh Juice Company, Inc. and Subsidiaries (the Company), included herein has been prepared by the Company and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. The results of operations for the periods ended May 31, 1998 are not necessarily indicative of the operating results which may be achieved for the full year. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(2)  Inventories at May 31, 1998 and November 30, 1997 consist of the following:

                                                1998           1997
                                                ----           ----
          Raw Materials                      $  807,798     $  884,129
          Finished Goods                      2,677,648      1,753,954
                                             ----------     ----------
                                             $3,485,446     $2,638,083
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

(5) The Company's provision for income taxes for the six months ended May 31, 1997 reflects the benefits of a reduction in its deferred tax asset valuation account of approximately $357,000, resulting from the utilization of net operating losses in effect as of November 30, 1996. As of November 30, 1996, these net operating loss carryforwards were fully offset by a valuation allowance. The Company's remaining net operating losses of $66,598 were utilized during the six month period ended May 31, 1998.

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

     In the Letter Agreement the Company agreed to certain "No-shop" provisions, subject to the fiduciary duties of the Company's board of directors, through not later than April 25, 1998. The Letter Agreement further provided for the payment to Saratoga by the Company of $750,000 in the event the Company (i) enters into a definitive agreement and the transaction is not consummated for reasons other than as a result of Saratoga failing to obtain financing or complying with its obligations or
     (ii) accepts a superior offer on or before a date not later than July 24, 1998. The Letter Agreement also provided for a payment, in lieu of the $750,000 described above, of not more than $250,000 based upon documented, out-of-pocket expenses of Saratoga, if the Company is unable to obtain a fairness opinion from its investment banker with respect to the acquisition by Saratoga at $3.75 per share and a superior offer is not accepted on or before a date not later than July 24, 1998.

     Simultaneously with the execution of the Letter Agreement, the Company and Saratoga entered into a confidentiality agreement governing the confidentiality of information exchanged by the Company and Saratoga in pursuing the possible acquisition.

     The Company subsequently extended the exclusivity period to May 20, 1998 while continuing its negotiations with Saratoga. As previously announced in the Company's press release dated May 21, 1998, the Company and Saratoga have allowed the exclusivity period to lapse, without further extension while the Company and Saratoga continue their negotiations. The Company and Saratoga have been exploring a restructuring of the per share consideration to be paid to the Company's shareholders to include cash, in an amount less than $3.75, plus Saratoga Common Stock as additional consideration, in order to enable the Company shareholders to maintain a continuing ownership interest in the combined entity as well as to assist Saratoga in obtaining financing. At this time, these negotiations are still continuing.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS


         For the six months ended May 31, 1998, the Company's net sales have decreased by 6.3% to $19,510,716, as compared to $20,836,509 for the six months ended May 31, 1997. For the quarter ended May 31, 1998, the Company's net sales have decreased by 11.8% to $10,106,672, as compared to $11,458,916 for the quarter ended May 31, 1997. This decrease in sales primarily resulted from the Company's loss of a warehouse club, low margin, customer. For the six months ended May 31, 1998, gross profit decreased by 7.1% to $5,706,723, as compared to $6,140,359 for the six months ended May 31, 1997. For the quarter ended May 31, 1998, the Company's gross profit decreased by 22.2% to $2,689,417, as compared to $3,458,702 for the quarter ended May 31, 1997. The decrease in gross profit was primarily due to the decrease in sales and an increase of raw juice costs as compared to last year.

         The Company's selling, general and administrative expenses have decreased by 2.5% to $4,286,988 for the six months ended May 31, 1998, as compared to $4,397,520 for the six months ended May 31, 1997. The Company's selling, general and administrative expenses have decreased by 5.8% to $2,217,927 for the quarter ended May 31, 1998, as compared to $2,354,390 for the quarter ended May 31, 1997. The Company's interest expense, which relates to the financing obtained in connection with equipping the Florida Plant, the assumption of debt from the Hansen's Merger, and the Company's existing $2,500,000 line of credit for working capital, decreased to $237,878 for the six months ended May 31, 1998, as compared to $275,351 for the six months ended May 31, 1997. Interest expense decreased to $120,119 for the quarter ended May 31, 1998, as compared to $136,927 for the quarter ended May 31, 1997.

         Earnings before provision for income taxes have decreased to $1,237,314 for the six months ended May 31, 1998, as compared to $1,513,290 for the six months ended May 31, 1997. Earnings before provision for income taxes have decreased to $384,703 for the quarter ended May 31, 1998, as compared to $999,035 for the quarter ended May 31, 1997. This decrease resulted from, among other items, a reduction in net sales, an increase in raw juice costs and costs of more than $100,000 relating to the proposed transaction with Saratoga Beverage Group, Inc.

FINANCIAL CONDITION

         The current and total assets of the Company have increased to $8,308,497 and $23,404,897, respectively, at May 31, 1998, as compared to $6,734,105 and $22,093,344, respectively, at November 30, 1997. The Company's trade accounts receivable and inventories have increased to $3,739,362 and $3,485,446, respectively, at May 31, 1998, as compared to $3,156,893 and $2,638,083, respectively, at November 30, 1997. Accounts payable and accrued expenses have increased to $3,757,283 at May 31, 1998 as compared to $3,149,102 at November 30, 1997. Current installments of long-term debt have decreased to $1,071,661 at May 31, 1998 as compared to $1,202,074 at November 30, 1997.
Additional draws on the Company's credit line, used to pay the income taxes due for the fiscal year ended November 30, 1997 and for the six months ended
May 31, 1998, have resulted in an increase in note payable to $1,320,000 at May 31, 1998, as compared to $800,000 at November 30, 1997.

LIQUIDITY

         The Company has working capital of $2,011,503 at May 31, 1997 as compared to $1,319,323 at November 30, 1997. The change in the Company's working capital results primarily from earnings from operations. The Company requires capital to support its capital improvements and the level of inventory required to meet current demand as well as expected future increases in demand for its products. To provide additional liquidity, in August 1996, the Company obtained a $2,500,000 line of credit with Fleet Bank, N.A.. At May 31, 1998, the amount drawn on the line was $1,320,000, leaving $1,180,000 available as of such date. As of July 15, 1998, approximately $1,180,000 of the line of credit is still available, depending upon qualified levels of accounts receivable and inventories as defined in the Loan Agreement. The Company typically invests approximately $2.5 million from January through June to replenish its yearly fresh-frozen juice inventory. The Company believes that it has sufficient liquidity to conduct its business and to build its fresh-frozen inventory during the remainder of the Florida harvest season to meet the Company's current customers' demand for its fresh-frozen products. A lack of availability of quality fruit and higher cost of citrus could adversely affect the Company's operations. In connection with the Hansen's Merger, the Company assumed the debt obligations of Hansen's. The Company believes that the results of its operations (inclusive of Hansen's) will be sufficient to meet these additional debt obligations.

         On August 1, 1998, the Company has a balloon payment due on the mortgage payable in connection with the Florida plant in the amount of $458,754. In addition, the Company's $2,500,000 line of credit with its institutional lender was scheduled to terminate on August 5, 1998. The Company has been granted a 90-day extension on its line of credit. During the 90-day extension period, the Company intends to refinance its line of credit. In addition, the Company intends to negotiate a new instrument or utilize its existing line of credit to payoff the balloon payment due August 1, 1998. Management believes that the terms of the extension and new instrument will not have an adverse effect on the Company's results of operations, financial condition or liquidity.

         The Company was not in compliance with its debt to equity covenant at May 31, 1998. Management has obtained a waiver of such non-compliance from its bank.

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

UPDATE OF STATUS OF NEGOTIATIONS WITH SARATOGA BEVERAGE GROUP, INC.

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

     In the Letter Agreement the Company agreed to certain "No-shop" provisions, subject to the fiduciary duties of the Company's board of directors, through not later than April 25, 1998. The Letter Agreement further provided for the payment to Saratoga by the Company of $750,000 in the event the Company (i) enters into a definitive agreement and the transaction is not consummated for reasons other than as a result of Saratoga failing to obtain financing or complying with its obligations or (ii) accepts a superior offer on or before a date not later than July 24, 1998. The Letter Agreement also provided for a payment, in lieu of the $750,000 described above, of not more than $250,000 based upon documented, out-of-pocket expenses of Saratoga, if the Company is unable to obtain a fairness opinion from its investment banker with respect to the acquisition by Saratoga at $3.75 per share and a superior offer is not accepted on or before a date not later than July 24, 1998.

     Simultaneously with the execution of the Letter Agreement, the Company and Saratoga entered into a confidentiality agreement governing the confidentiality of information exchanged by the Company and Saratoga in pursuing the possible acquisition.

     The Company subsequently extended the exclusivity period to May 20, 1998 while continuing its negotiations with Saratoga. As previously announced in the Company's press release dated May 21, 1998, the Company and Saratoga have allowed the exclusivity period to lapse without further extension while the Company and Saratoga continue their negotiations. The Company and Saratoga have been exploring a restructuring of the per share consideration to be paid to the Company's shareholders to include cash, in an amount less than $3.75, plus Saratoga Common Stock as additional consideration, in order to enable the Company shareholders to maintain a continuing ownership interest in the combined entity as well as to assist Saratoga in obtaining financing. At this time, these negotiations are still continuing.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits

               27  Financial Data Schedule

               (b) Reports on Form 8-K

                   On April 3, 1998, the Company filed a current report on Form 8-K which reported on, among other items, that on March 31, 1998 the Company announced that

     (i) it had entered into a letter agreement with Saratoga Beverage Group, Inc. ("Saratoga") regarding a possible acquisition of the Company by Saratoga at a cash purchase price of not less than $3.75 per share (the "Letter Agreement"). The proposed transaction was subject to, among other things, due diligence, financial contingencies and the negotiation and execution of a definitive agreement;

     (ii) simultaneously with the execution of the Letter Agreement, the Company and Saratoga entered into a confidentiality agreement governing the confidentiality of information exchanged by the Company and Saratoga in pursuing the possible acquisition; and

     (iii) the Company had also been advised that Saratoga and Steven Smith, a director, President and shareholder of the Company, have entered into an Option Agreement dated March 16, 1998 and executed by Mr. Smith on March 18, 1998 (the "Option Agreement") whereby Mr. Smith had granted to Saratoga the option to purchase 825,000 shares of his common stock in the Company at $3.00 per share. The Option Agreement provides for the consideration to be paid to Mr. Smith to be increased under certain circumstances involving an acquisition of the Company at a price in excess of $3.00 per share.

No financial statements were filed with the above-referenced current report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE FRESH JUICE COMPANY, INC.


Dated: July 15, 1998          By: /s/ Steven M. Bogen
                                 ---------------------------
                                      Steven M. Bogen
                                      Co-Chairman of the Board and
                                      Chief Executive Officer
                                      (principal executive officer)


Dated: July 15, 1998          By: /s/ Mark Feldman
                                 ---------------------------
                                      Mark Feldman, Chief Financial
                                      Officer (principal financial officer and
                                      principal accounting officer)