Form 10QSB
period 1998-08-31
FRESH JUICE CO INC
filed 1998-10-15
CIK 802354

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 1998
Commission file No. 0-15320

                         The Fresh Juice Company, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  11-2771046
------------------------------------------   ----------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


           280 Wilson Avenue,
           Newark, New Jersey                              07105
------------------------------------------   ----------------------------------
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


Yes  /x/                                                    No  / /


The number of shares of $.01 par value Common Stock outstanding as of October 15, 1998 was 6,466,731.

                                     PART I
ITEM 1.  FINANCIAL STATEMENTS
                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       AUGUST 31, 1998 AND NOVEMBER 30, 1997

                                                                   1998            1997
                                                                -----------     ----------
                                                                (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................    $    82,892        453,344
  Trade accounts receivable.................................      3,470,049      3,156,893
  Inventories...............................................      3,454,698      2,638,083
  Current portion of notes receivable.......................        100,538        131,101
  Prepaid income tax........................................        113,481          8,000
  Deferred income taxes.....................................        185,720        145,615
  Prepaid and other current assets..........................        412,631        201,069
                                                                -----------     ----------
         Total current assets...............................      7,820,009      6,734,105
                                                                -----------     ----------
Property, plant and equipment, at cost:
  Land......................................................         30,000         30,000
  Building and improvements.................................      3,062,155      2,839,823
  Equipment.................................................      5,605,204      5,260,058
  Molds.....................................................        264,333        264,333
  Automobiles...............................................        290,122        266,255
                                                                -----------     ----------
                                                                  9,251,814      8,660,469
  Less accumulated depreciation.............................      2,357,783      1,741,718
                                                                -----------     ----------
         Net property, plant and equipment..................      6,894,031      6,918,751
Notes receivable, net of current portion....................        378,095        365,621
Excess of cost over estimated fair values of net assets
  acquired, net of accumulated amortization of $773,579 and
  $496,379 in 1998 and 1997, respectively...................      6,618,751      6,895,951
Trademarks, patents, and other intangibles, net of
  accumulated amortization of $237,709 and $112,156 in 1998
  and 1997, respectively....................................      1,014,230      1,075,820
Other assets................................................        113,405        103,096
                                                                -----------     ----------
         Total assets.......................................     22,838,521     22,093,344
                                                                ===========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable..............................................      1,780,000        800,000
  Current installments of long-term debt....................        662,628      1,202,074
  Accounts payable and accrued expenses.....................      3,546,381      3,149,102
  Income taxes payable......................................         15,084        263,606
                                                                -----------     ----------
         Total current liabilities..........................      6,004,093      5,414,782
Long-term debt and obligations under capital lease, net of
  current installments......................................      3,197,095      3,597,151
Deferred rent...............................................        133,709        144,254
Deferred income taxes.......................................        824,004        773,900
                                                                -----------     ----------
         Total liabilities..................................     10,158,901      9,930,087
                                                                -----------     ----------
Shareholders' equity:
  Series preferred stock par value $10. Authorized 7,000,000
    shares; none issued.....................................             --             --
  Common stock, par value $.01. Authorized 30,000,000
    shares; issued 6,679,669 in 1998 and 1997,
    respectively............................................         66,797         66,797
  Additional paid-in capital................................      9,453,958      9,453,958
  Retained earnings.........................................      3,444,127      2,927,764
                                                                -----------     ----------
                                                                 12,964,882     12,448,519
  Less cost of common shares held in treasury:
    212,938 shares                                                  285,262        285,262
                                                                -----------     ----------
         Total shareholders' equity.........................     12,679,620     12,163,257
Commitments and contingencies
                                                                -----------     ----------
         Total liabilities and shareholders' equity.........    $22,838,521     22,093,344
                                                                ===========     ==========

          See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     NINE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                   (UNAUDITED)

                                                         1998                   1997
                                                         ----                   ----
Net Sales                                             $ 28,649,567         $ 31,491,349
Cost of Goods Sold                                      21,000,420           22,639,803
                                                      ------------         ------------
       Gross Profit                                      7,649,147            8,851,546


Selling, General and Administrative Expenses             6,429,154            6,481,003
                                                      ------------         ------------

                  Earnings From Operations               1,219,993            2,370,543


Interest Income                                             40,159               20,611
Interest Expense                                          (367,113)            (401,345)
Other Income                                                37,881               19,267
                                                      ------------         ------------

                  Earnings Before Income Taxes             930,920            2,009,076


Income Taxes                                               414,557              518,796
                                                      ------------         ------------


                  Net Earnings                             516,363            1,490,280


Retained Earnings, Beginning of Period                   2,927,764            1,560,441
                                                      ------------         ------------


Retained Earnings, End of Period                      $  3,444,127         $  3,050,721
                                                      ============         ============


Weighted Average Shares Outstanding                      6,466,731            6,466,731


Basic and Diluted Earnings per Share                           .08                  .23
                                                      ============         ============


See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                   (UNAUDITED)

                                                               1998                  1997
                                                               ----                  ----
Net Sales                                                   $ 9,138,851         $ 10,654,840
Cost of Goods Sold                                            7,196,427            7,943,653
                                                            -----------         ------------
       Gross Profit                                           1,942,424            2,711,187


Selling, General and Administrative Expenses                  2,142,166            2,083,483
                                                            -----------         ------------

             (Loss) Earnings From Operations                   (199,742)             627,704


Interest Income                                                  10,435                6,488
Interest Expense                                               (129,235)            (125,994)
Other Income (Expense)                                           12,148              (12,412)
                                                            -----------         ------------

             (Loss) Earnings Before Income Taxes               (306,394)             495,786


Income Taxes                                                   (148,551)             238,321
                                                            -----------         ------------


             Net (Loss) Earnings                               (157,843)             257,465


Retained Earnings, Beginning of Period                        3,601,970            2,793,256
                                                            -----------         ------------


Retained Earnings, End of Period                            $ 3,444,127         $  3,050,721
                                                            ===========         ============


Weighted Average Shares Outstanding,                          6,466,731            6,466,731


Basic and Diluted Earnings Per Share                               (.02)                 .04
                                                            ===========         ============


See accompanying notes to consolidated financial statements.

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED AUGUST 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                      1998                          1997
                                                                                      ----                          ----
Cash Flows From Operating Activities:
Net earnings                                                                       $ 516,363                    $ 1,490,280
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                                 992,365                      1,086,638
       Deferred income taxes                                                           9,999                         51,261
       Deferred building rent                                                        (10,545)                         4,314
       Changes in assets and liabilities, net of assets acquired
          and liabilities assumed:
          Trade accounts receivable                                                 (313,156)                      (400,427)
          Inventories                                                               (816,615)                    (1,042,593)
          Prepaid and other current assets                                          (317,043)                         2,694
          Note receivables and other assets                                            7,780                        175,909
          Accounts payable and accrued expenses                                      397,279                       (676,848)
          Income taxes payable                                                      (248,522)                       457,868
                                                                                   ---------                    -----------
            Net Cash Provided By Operating Activities                                217,905                      1,149,096


Cash Flows From Investing Activities:
    Acquisition of distribution route                                                 (7,328)                            --
    Acquisitions of property, plant and equipment                                   (621,527)                      (292,170)
    Acquisition of Hansen's Juices, Inc., net of cash acquired                            --                        (37,756)
                                                                                   ---------                    -----------
            Net Cash Used In Investing Activities                                   (628,855)                      (329,926)


Cash Flows From Financing Activities:
    Proceeds from notes payable to bank                                              980,000                        586,000
    Repayment of long-term debt                                                     (939,502)                      (672,847)
                                                                                   ---------                    -----------
            Net Cash Provided By (Used In) Financing Activities                       40,498                        (86,847)
                                                                                   ---------                    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                (370,452)                       732,323

Cash and Cash Equivalents at Beginning of Period                                     453,344                        133,768
                                                                                   ---------                    -----------

Cash and Cash Equivalents at End of Period                                         $  82,892                    $   866,091
                                                                                   =========                    ===========

SUPPLEMENTAL CASH FLOW AND NONCASH INVESTING AND FINANCING ACTIVITIES
    INFORMATION:
       Income taxes paid                                                           $ 720,541                    $   174,753
       Interest paid                                                               $ 238,080                    $   399,828

       Fair value of assets acquired                                                      --                    $ 6,139,034
       Debt and liabilities assumed                                                       --                      5,382,308
                                                                                   ---------                    -----------
       Fair value of common stock issued                                                  --                    $   756,726
                                                                                   =========                    ===========

                          THE FRESH JUICE COMPANY, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       AUGUST 31, 1998 AND NOVEMBER 30, 1997

                                   (UNAUDITED)

(1) The consolidated financial information of The Fresh Juice Company, Inc. and Subsidiaries (the Company), included herein has been prepared by the Company and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations, and cash flows for the interim periods to which the report relates. Certain items from the prior year have been reclassified to conform to the current year presentation. The results of operations for the period ended August 31, 1998 are not necessarily indicative of the operating results which may be achieved for the full year. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(2) Inventories at August 31, 1998 and November 30, 1997 consist of the following:

                                                1998           1997
                                                ----           ----
          Raw Materials                      $1,200,514     $  884,129
          Finished Goods                      2,254,184      1,753,954
                                             ----------     ----------
                                             $3,454,698     $2,638,083
                                             ==========     ==========

(3) Hansen's Juices, Inc. (Hansen's) which the Company acquired as of December 2, 1996, has been named as one of many defendants in a lawsuit filed by the Franchise Holders of Southland Corporation (Southland), against Southland and a large number of the purveyors to the Franchisees of Southland, i.e., 7-Eleven stores. Hansen's is one of the purveyors that was named as a defendant. However, there is only one cause of action which pertains to Hansen's, and Hansen's is joined in that count with Southland, the Coca-Cola Company and Pepsi-Cola Company. The basis of that cause of action is that each of the named purveyors conspired to fix prices on soft drinks by trying to set the Franchisees' retail price of their respective products in order for the Franchisee(s) to obtain a discount off the wholesale price. In the count in which Hansen's was named, the plaintiffs seek total damages in excess of $50,000. The case is captioned 7-Eleven Owners For Fair Franchising et al. v. The Southland Corporation, et al., is venued in the Superior Court of the State of California for the County of Alameda and bears case no. 722272-6. The case was filed in September, 1993. Hansen's obtained summary judgement dismissing the case against it and plaintiffs filed a timely notice of appeal. Hansen's and the plaintiffs in this action have executed a settlement agreement pursuant to which plaintiffs have agreed to dismiss their appeal, and Hansen's has agreed to bear its own costs incurred in the litigation. The settlement was approved by the court, however an appeal of that order has been taken by certain plaintiffs. Management of the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's results of operations, liquidity or financial condition.

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

(5) The Company's provision for income taxes for the nine months ended August 31, 1997 reflects the benefits of a reduction in its deferred tax asset valuation account of approximately $357,000, resulting from the utilization of net operating losses in effect as of November 30, 1996. As of November 30, 1996, these net operating loss carryforwards were fully offset by a valuation allowance. The Company's remaining net operating losses of $72,692 were utilized during the nine month period ended August 31, 1998.

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

     The Company, Saratoga and Rowale Corp., a wholly owned subsidiary of Saratoga, entered into an Agreement and Plan of Merger dated as of August 14, 1998 which provided for the merger of Rowale with and into the Company, with the Company being the surviving corporation (the "Merger"). In the Merger, the Company's stockholders were to receive $3.35 in cash per share, without interest, in exchange for their shares of common stock of the Company.

     On October 14, 1998, Saratoga and the Company announced by a joint news release that the financial terms of the Merger have been restated. Under the restated Merger terms, Saratoga will purchase the shares of the Company's common stock for a purchase price per share of $2.244 in cash and
     0.33 shares of Saratoga Class A common stock. By way of example, a holder of 1,000 shares of the Company's common stock will receive $2,244.00 in cash and 330 shares of Saratoga Class A common stock. The Merger is subject to several material conditions, including, among other things, the consummation of Saratoga's financing of the cash portion of the Merger consideration, approval of the Merger by the Company's stockholders and approval of the issuance of Saratoga stock in the Merger by Saratoga's stockholders. Although there can be no assurance that the Merger will be completed, it is expected that, subject to satisfaction of all conditions, the Merger will be consummated late in the fourth quarter of this year. Under certain conditions, if the Merger is not consummated or the transaction is terminated, either Saratoga or the Company, depending on the circumstances, may be entitled to a termination fee.

(7) The Company's $2,500,000 line of credit with its institutional lender was scheduled to terminate on August 5, 1998. The Company has been granted a 90-day extension on its line of credit. The Company presently plans to further extend the termination date of its line of credit when the extension expires. Management believes that the terms of the extension will not have an adverse effect on the Company's results of operations, financial condition or liquidity.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS


         For the nine months ended August 31, 1998, the Company's net sales have decreased by 9.0% to $28,649,567, as compared to $31,491,349 for the nine months ended August 31, 1997. For the quarter ended August 31, 1998, the Company's net sales have decreased by 14.2% to $9,138,851, as compared to $10,654,840 for the quarter ended August 31, 1997. This decrease in sales primarily resulted from the Company's loss of a warehouse club, low margin, customer. For the nine months ended August 31, 1998, gross profit decreased by 13.6% to $7,649,147, as compared to $8,851,546 for the nine months ended August 31, 1997. For the quarter ended August 31, 1998, the Company's gross profit decreased by 28.4% to $1,942,424, as compared to $2,711,187 for the quarter ended August 31, 1997. The decrease in gross profit was primarily due to the decrease in sales and an increase of raw juice costs as compared to last year.

         The Company's selling, general and administrative expenses have decreased by 0.8% to $6,429,154 for the nine months ended August 31, 1998, as compared to $6,481,003 for the nine months ended August 31, 1997. The Company's selling, general and administrative expenses have increased by 2.8% to $2,142,166 for the quarter ended August 31, 1998, as compared to $2,083,483 for the quarter ended August 31, 1997. The Company's interest expense, which relates to the financing obtained in connection with equipping the Florida Plant, the assumption of debt from the Hansen's Merger, and the Company's existing $2,500,000 line of credit for working capital, decreased to $367,113 for the nine months ended August 31, 1998, as compared to $401,345 for the nine months ended August 31, 1997. Interest expense increased to $129,235 for the quarter ended August 31, 1998, as compared to $125,994 for the quarter ended August 31, 1997.

         Earnings before income taxes have decreased to $930,920 for the nine months ended August 31, 1998, as compared to $2,009,070 for the nine months ended August 31, 1997. The Company incurred a loss before income taxes of $306,394 for the quarter ended August 31, 1998, as compared to earnings before income taxes of $495,786 for the quarter ended August 31, 1997. This decrease resulted from, among other items, a reduction in net sales, an increase in raw juice costs and costs of more than $250,000 relating to the proposed transaction with Saratoga Beverage Group, Inc.

FINANCIAL CONDITION

         The current and total assets of the Company have increased to $7,820,009 and $22,838,521, respectively, at August 31, 1998, as compared to $6,734,105 and $22,093,344, respectively, at November 30, 1997. The Company's trade accounts receivable and inventories have increased to $3,470,049 and $3,454,698, respectively, at August 31, 1998, as compared to $3,156,893 and $2,638,083, respectively, at November 30, 1997. Accounts payable and accrued expenses have increased to $3,546,381 at August 31, 1998 as compared to $3,149,102 at November 30, 1997. Current installments of long-term debt have decreased to $662,628 at August 31, 1998 as compared to $1,202,074 at November 30, 1997. Additional draws on the Company's credit line, used to pay the income taxes due for the fiscal year ended November 30, 1997 and for the nine months ended May 31, 1998 and the payoff of the mortgage in connection with the Florida plant, have resulted in an increase in note payable to $1,780,000 at August 31, 1998, as compared to $800,000 at November 30, 1997.

LIQUIDITY

         The Company has working capital of $1,815,916 at August 31, 1998 as compared to $1,319,323 at November 30, 1997. The change in the Company's working capital results primarily from earnings from operations. The Company requires capital to support its capital improvements and the level of inventory required to meet current demand as well as expected future increases in demand for its products. To provide additional liquidity, in August 1996, the Company obtained a $2,500,000 line of credit with Fleet Bank, N.A.. At August 31, 1998, the amount drawn on the line was $1,780,000, leaving $720,000 available as of such date. As of October 15, 1998, approximately $720,000 of the line of credit is still available, depending upon qualified levels of accounts receivable and inventories as defined in the Loan Agreement. The Company typically invests approximately $2.5 million from January through June to replenish its yearly fresh-frozen juice inventory. The Company has substantially completed building its fresh-frozen inventory for this year and believes that it presently has sufficient liquidity to conduct its business and to maintain sufficient levels of inventory to meet customers' demand for its fresh-frozen products. A lack of availability of quality fruit and higher cost of citrus could adversely affect the Company's operations. In connection with the Hansen's Merger, the Company assumed the debt obligations of Hansen's. The Company believes that the results of its operations (inclusive of Hansen's) will be sufficient to meet these additional debt obligations.

        The Company's $2,500,000 line of credit with its institutional lender was scheduled to terminate on August 5, 1998. The Company has been granted a 90-day extension on its line of credit. The Company presently plans to further extend the termination date of its line of credit when the extension expires. Management believes that the terms of the extension will not have an adverse effect on the Company's results of operations, financial condition or liquidity.

Year 2000

Background

        In the past, many computers, software programs, and other information technology ("IT systems"), as well as other equipment relying on microprocessors or similar circuitry ("non-IT systems"), were written or designed using two digits, rather than four, to define the applicable year. As a result, date-sensitive systems (both IT systems and non-IT systems) may recognize a date identified with "00" as the year 1900, rather than year 2000. This is generally described as the Year 2000 issue. If this situation occurs, the potential exists for system failures or miscalculations, which could impact business operations.

State of Readiness

        The Company began a concerted effort to address its Year 2000 issues in fiscal year 1997 as part of its system's readiness program. A team of individuals from the Company, as well as outside professionals, (Y2K Team) report to the Chief Financial Officer.

        Under the auspices of the Y2K Team, the Company believes that it has identified all significant IT systems and non-IT systems that require modification in connection with Year 2000 issues. Internal and external resources have been used and are continuing to be used, to make the required modifications and test Year 2000 readiness. The required modifications of most significant systems are under way. The Company plans on completing the modifications and testing of all significant systems by the end of fiscal 1999.

        In addition, through its Y2K Team, the Company is conducting on going communications with companies with which it does significant business (collectively, its "business partners") to determine their Year 2000 readiness and the extent to which the Company is vulnerable to any other organization's Year 2000 issues. Based on these on going communications and related responses, the Company will be monitoring the Year 2000 preparations and state of readiness of its business partners. Although the Company is not aware of any significant Year 2000 problems with its business partners, there can be no guarantee that the systems of other organizations on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another organization, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Costs

        The total cost of the Company's Year 2000 activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. As of the end of the third quarter of fiscal 1998, the Company had spent approximately $75,000 on Year 2000 issues. Many of these costs were to be incurred as the Company, for reasons other than Year 2000 issues, rebuilds its network systems for its Northeast and Florida operations. The total costs to the Company of addressing Year 2000 issues is estimated to be less than $250,000. These total costs, as well as the date on which the Company plans to complete the Year 2000 modification and testing processes, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results differ from those estimates.

Risks

        The Company utilizes IT systems and non-IT systems in many aspects of its business. Year 2000 problems in some of the Company's systems could possibly disrupt some operations, but the Company does not expect that any such disruption would have a material adverse impact on the Company's operating results.

        The Company is also exposed to the risk that one or more of its suppliers or vendors could experience Year 2000 problems that could impact the ability of such suppliers or vendors to provide goods and services. Although this risk is lessened by the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, potentially have a material adverse impact on the Company's operations.

Contingeny Plans

        The Y2K Team is in the process of developing contingency plans for the Company's significant IT systems and non-IT systems requiring Year 2000 modification. These contingency plans will include the identification, acquisitions and/or preparation of backup systems, suppliers and vendors.

UPDATE OF STATUS OF PROPOSED MERGER TRANSACTION WITH SARATOGA BEVERAGE GROUP,
INC.

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

        The Company, Saratoga and Rowale Corp., a wholly owned subsidiary of Saratoga, entered into an Agreement and Plan of Merger dated as of August 14, 1998 which provided for the merger of Rowale with and into the Company, with the Company being the surviving corporation (the "Merger"). In the Merger, the Company's stockholders were to receive $3.35 in cash per share, without interest, in exchange for their shares of common stock of the Company.

        On October 14, 1998, Saratoga and the Company announced by a joint news release that the financial terms of the Merger have been restated. Under the restated Merger terms, Saratoga will purchase the shares of the Company's common stock for a purchase price per share of $2.244 in cash and 0.33 shares of Saratoga Class A common stock. By way of example, a holder of 1,000 shares of the Company's common stock will receive $2,244.00 in cash and 330 shares of Saratoga Class A common stock. The Merger is subject to several material conditions, including, among other things, the consummation of Saratoga's financing of the cash portion of the Merger consideration, approval of the Merger by the Company's stockholders and approval of the issuance of Saratoga stock in the Merger by Saratoga's stockholders. Although there can be no assurance that the Merger will be completed, it is expected that, subject to satisfaction of all conditions, the Merger will be consummated late in the fourth quarter of this year. Under certain conditions, if the Merger is not consummated or the transaction is terminated, either Saratoga or the Company, depending on the circumstances, may be entitled to a termination fee.

                           PART II - OTHER INFORMATION

Item 5. Other Information

                   Michael Brown, a member of the Board of Directors of the Company, resigned as a Director of the Company effective October 8, 1998 citing personal reasons.

Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits

               27  Financial Data Schedule

               (b) Reports on Form 8-K

                   On August 20, 1998, the Company filed a current report on Form 8-K which reported on, among other items, that on August 14, 1998 the Company announced that it had entered into an Agreement and Plan of Merger dated as of August 14, 1998 (the "Merger Agreement") with Saratoga Beverage Group, Inc. ("Saratoga") and a wholly owned subsidiary of Saratoga, Rowale Corp. ("Rowale") pursuant to which Rowale will be merged with and into the Company (the "Merger"). Pursuant to the terms of the Merger Agreement, Saratoga agreed to purchase the Company's common stock, par value $.01 per share, for $3.35 per share in cash.


No financial statements were filed with the above-referenced current report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE FRESH JUICE COMPANY, INC.


Dated: October 15, 1998          By: /s/ Steven M. Bogen
                                 ---------------------------
                                      Steven M. Bogen
                                      Co-Chairman of the Board and
                                      Chief Executive Officer
                                      (principal executive officer)


Dated: October 15, 1998          By: /s/ Mark Feldman
                                 ---------------------------
                                      Mark Feldman, Chief Financial
                                      Officer (principal financial officer and
                                      principal accounting officer)